Form 10-K
period 1994-09-30
NATIONAL GAS & OIL CO
filed 1995-03-24
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended  December 31, 1994
Commission file number   1-8223

                    National Gas & Oil Company
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Ohio                             31-1004640
  (STATE OF INCORPORATION)                (I.R.S. EMPLOYER
                                         IDENTIFICATION NO.)

         1500 Granville Road, Newark, Ohio               43055
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

Registrant's telephone number, including area code (614) 344-2102

Securities registered pursuant to Section 12(b) of the Act:

                                    NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                 WHICH REGISTERED

 Common Shares, $1 par value       American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS.     YES  X    NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (Subsection 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( X )

                          PAGE 1 OF 62
 Exhibit Index at Page                                       52-53

THE AGGREGATE MARKET VALUE OF THE VOTING SHARES HELD BY
NONAFFILIATES OF THE REGISTRANT AS OF MARCH 1, 1995 IS $67,130,415.

AS OF MARCH 1, 1995, THE NUMBER OF SHARES OUTSTANDING OF THE
REGISTRANT'S $1.00 PAR VALUE COMMON SHARES WAS 6,661,477 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the definitive Proxy Statement for the 1995 Annual
 Meeting of Shareholders are incorporated by reference into Part
  III of this 10-K.



PART I

Item 1 - BUSINESS

          National Gas & Oil Company (the Company) was organized under the laws of the State of Ohio on March 24, 1981, as a holding company. The Company derives substantially all of its revenues and earnings from the operating results of its subsidiaries.

          The Company's subsidiaries are engaged in two principal businesses: gas sales and transportation, and oil and gas production and marketing. National Gas & Oil Corporation (National
Gas) is a public utility engaged directly in the purchase, storage, distribution, sale and transportation of natural gas in a 12 county area in East Central and Southeastern Ohio. NGO Development Corporation (NGO Development), and its subsidiary Coshocton Energy Corporation (Coshocton Energy), operate as oil and gas production and development companies within the Appalachian area. Producers Gas Sales, Inc. (Producers Gas) is a service company for the marketing of natural gas directly to end-use customers.

          Total annual revenues during the periods 1992 through 1994 are set forth as follows:



                                  1994        1993        1992

Gas Sales & Transportation (1)
     Industrial and
       Off-system             $ 8,369,981 $ 6,271,697 $ 7,443,203
     Residential               15,111,291  13,035,406  13,896,313
     Commercial                 5,894,331   5,066,273   5,584,277
     Transportation             5,146,050   4,241,745   4,303,201
       Subtotal                34,521,653  28,615,121  31,226,994
Oil & Gas Sales (2)            27,201,139  18,067,652   7,071,107
Total Operating Revenues      $61,722,792 $46,682,773 $38,298,101
                              =========== =========== ===========

          Income from continuing operations before provision for
federal income taxes during the periods 1992 through 1994 are set forth below:
                                  1994        1993        1992

Gas Sales & Transportation(1) $ 4,235,949 $ 2,922,721 $ 2,972,103
Oil & Gas Sales (2)             1,162,595     452,534     984,044
Total                         $ 5,398,544 $ 3,375,255 $ 3,956,147
                              =========== =========== ===========

(1) Includes National Gas and Producers Gas.
(2) Includes NGO Development and Coshocton Energy.

          Gas throughput for the periods 1992 through 1994 is set forth on Page 15.

GAS SALES AND TRANSPORTATION

          The Company's gas sales and transportation segment is comprised of National Gas, a public utility, and Producers Gas, a gas marketing company which sells gas to customers both on and off National Gas' pipeline system. Producers Gas aggregates supply to be delivered to end use customers by National Gas or other local distribution companies.

          In 1994, approximately 73% of National Gas' throughput within its service territory was to industrial customers to which National Gas is providing sales or transportation service. These industrial customers are engaged primarily in the manufacture of ceramic products, steel and aluminum products and fiberglass, and use gas primarily for industrial processing purposes.

          Transportation represents the service provided to industrial customers whereby National Gas merely transports gas and does not purchase and resell the gas. In contrast, gas sales consist of gas purchased by National Gas and resold to residential, commercial and certain industrial customers.

          Transportation service rates are based on separate agreements signed by each customer and are derived from the cost of providing the transportation service. Industrial sales rates are based on separate large and small gas service contracts signed with each customer.

          The sale and transportation of natural gas continued to be a competitive business in 1994, and is expected to remain competitive in the future. The factors affecting the level of competition include the continuation of ample gas supply, regulatory policies, and price competition between sellers and marketers of natural gas as well as between the use of natural gas and other sources of energy. Specifically, many of the industrial customers have alternate fuel capability.

          In addition to its industrial sales and transportation services, National Gas supplies gas to approximately 23,800 residential and commercial customers in the Ohio cities of Newark, Heath, Caldwell, Buckeye Lake and Zanesville and in the surrounding area, including various small communities in Perry, Licking, Muskingum, Noble, Belmont, Washington and Meigs Counties. Gas sold to these residential and commercial customers is primarily used for heating purposes and is directly affected by the seasonal nature of this type of service.

          The base rates charged to residential and commercial customers by National Gas are based on local rate ordinances negotiated and signed with the Ohio cities or villages of Batesville, Buckeye Lake, Caldwell, Crooksville, Dexter City, Glenford, Granville, Gratiot, Hanover, Heath, Macksburg, Newark, Philo, Roseville, Zanesville, Racine, Rutland and Syracuse, and include rates to their contiguous areas and rural areas in Fairfield, Licking, Muskingum, Perry, Noble, Belmont, Washington and Meigs Counties. The cost of gas charged to these customers is based upon the gas cost recovery (GCR) mechanism administered by the Public Utilities Commission of Ohio (PUCO).

          Columbia Gas of Ohio (Columbia), a large distribution company headquartered in Columbus, Ohio, also sells gas in Newark, Caldwell and Zanesville. National Gas and Columbia have residential and commercial customers in contiguous areas in and around Newark and Caldwell, but neither, with few exceptions, has a distribution system in an area served by the other. A majority of the industrial customers could be served by either National Gas or Columbia, or both.

          National Gas and Columbia are in competition with each other and the same electric company, The Ohio Power Company, for heating, air conditioning and other domestic and commercial uses. In the State of Ohio there are no exclusive franchises granted to natural gas distribution companies. National Gas relies upon its ability to react quickly to customer's needs, and has the added benefit of local storage fields which serve to enhance the Company's competitive position. Columbia has no storage of its own, however, it can contract for this service. Additionally, the Company's access to local Ohio production through an extensive gathering system provides gas supply and marketing flexibility. Columbia has similar access. National Gas has a history of providing reliable service to the customers in its service area.

          National Gas has contracted for pipeline capacity with Texas Eastern Transmission Corporation (Texas Eastern), Tennessee Gas Pipeline Company (Tennessee), Columbia Gas Transmission Corporation (Columbia Transmission) and CNG Transmission Corporation (CNG) to transport a substantial portion of its gas at rates which are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). During 1993, all of National Gas' interstate pipeline suppliers began the restructuring of their operations to comply with FERC Order 636, which dictated the unbundling of gas supply and transportation services provided by the interstate pipelines.

          As a part of the restructuring to comply with FERC Order 636, the FERC has authorized the recovery of prudently incurred transition costs by the interstate pipeline companies. As of December 31, 1994, National Gas has paid $1,275,000 to its interstate pipeline suppliers for transition costs. Approximately $1,300,000 remains to be paid over the next 10 years and, accordingly, has been accrued at December 31, 1994. National Gas has received authorization from the PUCO to recover 79% of those transition costs from its rate-regulated customers through the GCR mechanism and 21% from its transportation customers via a transition cost surcharge. The majority of transition costs which have been paid and allocated to the rate-regulated customers have been collected while collections from the transportation customers are to begin in 1995.

          A summary of the contracts between National Gas and its interstate suppliers in a post-636 environment follows.

                                                      Maximum
                  Rate    Contract   Termination  Daily Quantity
   Supplier     Schedule    Date        Date           Dth

Texas Eastern     FT-1    11/01/89      10/31/03       15,275
Texas Eastern     SS-I    11/01/89      10/31/99        3,380
CNG               SS-II   04/16/80      04/15/00        2,500
Tennessee         FT-G    09/01/85      11/01/00        1,479
Columbia Trans.   GTS     11/01/88      11/01/00        3,830

          During 1994, National Gas transported 58% of its total gas purchased for resale or transportation from the four interstate pipeline companies detailed above. National Gas acquired the remaining 42% of its supply requirements from independent Ohio producers. Historically, this mix of supply has remained relatively constant since 1991 with 70% to 75% of the gas transported by the interstate pipeline companies and 25% to 30% supplied from Ohio producers. During 1994, purchases of Ohio gas began to increase due to increased development of the Rose Run formation by Ohio producers.

          Additionally, National Gas utilizes its gas storage fields and contract storage to satisfy peak on-system loads during the heating season and markets excess storage capacity to off-system customers. Consequently, excess gas is purchased during the summer months, when prices may be lower, and utilized during the winter months. During 1994, approximately 2,200,000 Mcf's were injected into underground storage and approximately 1,760,000 Mcf's were withdrawn.

          In 1994, National Gas connected approximately 700 new residential and commercial customers. In addition, National Gas continued to expand the local Ohio gas gathering system in an effort to assure an adequate supply of gas for all of its current and prospective customers.

          Capital expenditures for National Gas during 1994 were $6,082,000 which included normal system expansion and replacement, the construction of a pipeline to transport gas to American Electric Power Company's Conesville, Ohio electric generating plant, and storage field enhancements. Capital expenditures in 1995 are expected to be approximately $2,200,000 to support existing operations and the replacement of some current facilities and lines.

          National Gas is subject to the jurisdiction of the PUCO with respect to certain rates, accounts, service, issuance of securities, safety and certain other matters. In the event of certain declared national or state emergencies, National Gas' gas supplies may also be subject to further regulation by federal and state agencies and officials.

          There were no sales to individual customers in excess of 10% of operating revenues during the period from 1992 through 1994. However, National Gas is dependent upon several industrial customers for a significant portion of its throughput. Approximately 25% of the total throughput results from serving four major industrial customers which operate in different industries. This customer concentration has remained relatively constant since 1991. Competition for these end-users is intense with other natural gas utilities, fuel oil, propane, and electric utilities.

          As reflected in the quarterly information in the notes to the consolidated financial statements, operating revenues and net income of National Gas are seasonal in nature. While the industrial throughput is relatively constant, the gas sold to residential and commercial customers for heating purposes mirrors the changes in the Ohio climate.


OIL AND GAS SALES

          The oil and gas sales segment is comprised of NGO
Development and Coshocton Energy.

          NGO Development and Coshocton Energy are oil and gas exploration, production, development and marketing companies operating in the Appalachian Area and, as such, they maintain working interest ownerships ranging from 100% to 15% in 669 producing wells. The oil and gas produced from these wells is sold to crude oil and natural gas purchasers in the Appalachian Area, as well as to end-use customers. Oil and gas production is relatively constant throughout the year. Associated revenues and net income fluctuate based upon changes in oil and gas prices. NGO Development and Coshocton Energy are in competition with many other Appalachian Area exploration, production and development companies for new oil and gas reserves and undeveloped acreage.

          In addition to oil and gas exploration and production, NGO Development is active in marketing gas it produces and gas it purchases from third parties. This marketing activity has expanded in 1993 and grew even more in 1994. NGO Development is in competition with many other gas producing and marketing companies, as well as local distribution companies, for new customers.

          In 1994, the oil and gas sales segment had capital expenditures of approximately $2,509,000 covering the purchase, development and/or completion of various interests in oil and gas wells and for additions to its gas gathering facilities.

          In 1995 NGO Development expects to incur capital expenditures for oil and gas operations totaling approximately $300,000. The anticipated reduction in 1995 capital expenditures is due to the current low prices for natural gas. If natural gas prices increase significantly during 1995, capital expenditures may increase accordingly.


NATIONAL ENERGY SERVICE COMPANY (DISCONTINUED OPERATIONS)

          National Energy provided gas measurement and pressure control equipment and service to companies in the natural gas industry. National Joy CNG Division provided equipment and service for natural gas powered vehicles.

          Operating results attributable to the product sales and services of National Energy have been segregated and presented as Discontinued Operations. See the Discontinued Operations footnote for additional information (Note 10).


*****************************************************************
          At December 31, 1994, the Company's operating subsidiaries had 138 full-time active employees.

          For financial information regarding industry segments,
see Note 9 of the notes to consolidated financial statements.
*****************************************************************


EXECUTIVE OFFICERS OF REGISTRANT

                        Birth            Family    Office Held as of
        Name             Date    Age  Relationship December 31,1994

J. W. Straker          10/01/21  73      None      Chairman of the
                                                     Board
Patrick J. McGonagle   07/08/54  40      None      President and Chief
                                                     Executive Officer
Lawrence P. Haren      08/03/54  40      None      Executive Vice
                                                     President,
                                                     Treasurer and
                                                     Chief Financial
                                                     Officer
John B. Hartnett       09/06/34  60      None      Vice President
                                                     and Chief
                                                     Operating
                                                     Officer
John B. Denison        02/14/40  54      None      Vice President
                                                     and Secretary
Kelley L. Crookston    11/18/65  29      None      Controller

          All of the executive officers listed were elected to their respective offices in the Company on May 19, 1994. With the exception of John B. Hartnett, all executive officers hold similar positions with National Gas, NGO Development and Producers Gas. Mr. Hartnett is Vice President and Chief Operating Officer of National Gas.

          J. W. Straker was elected Chairman of the Board on May 18, 1978. William H. Sullivan, a current Director of the Company, was elected to succeed Mr. Straker as Chairman of the Board on May 18, 1995. Patrick J. McGonagle was elected to the position of President and Chief Executive Officer on February 19, 1993. Previously, Mr. McGonagle held the position of Vice President and General Counsel since May 19, 1988. Lawrence P. Haren was elected to the position of Executive Vice President, Treasurer and Chief Financial Officer on February 19, 1993. Previously, Mr. Haren held the position of Vice President, Treasurer and Chief Financial Officer since January 1, 1988. John B. Hartnett, a 18-year employee, was elected to the position of Vice President and Chief Operating Officer of the Company and National Gas on May 23, 1991, and to the position of Vice President and Chief Operating Officer of National Production on May 19, 1988. John B. Denison, a 23-year employee, was elected to the position of Vice President and
Secretary on May 18, 1978.    Kelley L. Crookston was employed on
November 1, 1991, and was elected to the position of Controller on May 21, 1992. Previously, Ms. Crookston was employed by Price Waterhouse in Columbus, Ohio.

Item 2 - PROPERTIES

          National Gas owns and operates a system consisting of approximately 1,321 miles of distribution, transmission and gathering mains, ranging in size from one inch to ten inches in diameter. The mains are located on easements or private rights-of-way. In addition, the Company owns and operates seven gathering compressor stations and one distribution (main line boost) compressor station consisting of 2,175 brake horsepower. Five of these compressor stations are situated on lands totaling 19.77 acres owned by National Gas.

          Complementing the above pipeline and compressor station facilities, National Gas also owns and operates three underground natural gas storage fields. These fields have a combined estimated reservoir capacity of 5,300,000 Mcf, and consist of 39 wells and five compressors, totaling 1,912 brake horsepower. The majority of the subsurface rights are held by lease with 955.39 acres held in fee.

          National Gas owns workhouses, garages, offices, shops and various metering and regulating buildings in its operating area. These facilities are located on 35.42 acres and are owned in fee. The corporate headquarters are located in a 20,000 square foot building which is owned by the Company and is located in Newark, Ohio. In addition, the Company owns a warehouse, office, and meter shop buildings in Zanesville, Ohio, which are leased to a third party.

          The Company's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. National Gas, as is typical in the industry, does provide for an ongoing maintenance and replacement program.

          The oil and gas properties consist of 669 gross and 440 net producing wells as of December 31, 1994. Nearly all wells are combination wells producing both oil and gas. Additionally, NGO Development has leasehold acreage at December 31, 1994, as follows:

                                   Gross           Net

     Developed acreage             64,793         52,697
     Undeveloped acreage           68,639         60,464

          The following table summarizes the average selling prices for oil and gas, the average production cost per equivalent Mcf
(one barrel of oil equals six Mcf), and the average daily oil and gas production for the period 1992 through 1994:

                              1994          1993          1992

     Average sales
       price per Mcf         $ 3.34        $ 3.03        $ 2.65
     Average sales
       price per barrel      $15.81        $17.10        $18.59
     Average production
       cost per
       equivalent Mcf        $ 0.45        $ 0.57        $ 0.52
     Average daily
       production of
       gas (Mcf)              3,023         3,046         3,279
     Average daily
       production of
       oil (barrels)            130            94            72

          In 1994, 1993 and 1992, NGO Development participated in the drilling of 12, 7 and 8 exploratory wells which were completed and 7, 5 and 5 dry holes, respectively. Also NGO Development participated in the drilling of eight development wells which were completed in 1994. As of December 31, 1994 there were three exploratory wells and two development wells in the process of being drilled or completed.


Item 3 - LEGAL PROCEEDINGS

          The Company and its subsidiaries are not parties at this time to any legal proceedings which are expected to have a material effect on the consolidated financial position, results of operations or liquidity of the Company.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

          The Registrant's $1.00 par value common shares are traded on the American Stock Exchange (Symbol NLG). The sales prices traded on the American Stock Exchange are stated below:

                                            Sale Prices
               1994                       High        Low

     First Quarter                      18 7/8       16 1/2
     Second Quarter                     18 5/8       15 5/8
     Third Quarter                      17 3/4       14 1/4
     October 1 through December 19      17 1/2       15 1/8
     December 20 through December 31
       after three-for-two stock split  12 1/2       10 1/4


                                            Sale Prices
               1993                       High        Low

     First Quarter                      14           12 1/2
     Second Quarter                     14 3/4       12 1/2
     Third Quarter                      17 1/2       14 1/4
     October 1 through November 21      17           15 7/8
     November 22 through December 31
       after 5% stock dividend          18 1/8       15


          At February 28, 1995, there were 1,715 equity shareholders of record of the Company's $1.00 par value common shares. Of the total shares outstanding, approximately 106,000, or 1.6%, were held by the Company's employee benefit plans. Dividends in the amount of $.09 per share were paid quarterly for all of 1994 and 1993. A three-for-two stock split was issued in December 1994, and a 5% stock dividend was issued in December 1993.

          Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration covenants included in loan agreements, results of operations and retained earnings of the Company. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default under the terms of its long-term bank loans.


Item 6 - SELECTED FINANCIAL DATA
         (In Thousands, Except for Per Share Data)

                 1994      1993      1992      1991      1990

Total
  operating
  revenues     $61,723   $46,683   $38,298   $30,624   $27,255

Income from
  continuing
  operations   $ 3,489   $ 2,072   $ 2,612   $ 2,134   $ 2,803

Discontinued
  operations   $    --   $    --   $  (364)  $   (15)  $  (644)

Cumulative
  effect of
  accounting
  changes      $    --   $    --   $(  235)       --        --

Net income     $ 3,489   $ 2,072   $ 2,013   $ 2,119   $ 2,159

Income from
  continuing
  operations
  - per share
  (1)          $  0.52   $  0.31   $  0.39   $  0.32   $  0.42

Discontinued
  operations
  - per share
  (1)          $    --   $    --   $ (0.05)  $    --   $ (0.09)

Cumulative
  effect of
  accounting
  changes - per
  share (1)    $    --   $    --   $ (0.04)       --        --

Net income
  per share
  (1)          $  0.52   $  0.31   $  0.30   $  0.32   $  0.33

Total assets   $80,529   $77,897   $69,195   $66,189   $52,253

Long-term
  obligations  $12,956   $ 9,002   $ 6,905   $ 7,438   $    --

Cash divi-
  dends per
  share (1)    $  0.24   $  0.23   $  0.22   $  0.22   $  0.21

(1) Based upon the average number of shares outstanding of 6,661,477 in 1994 and 1993, 6,635,769 in 1992, 6,635,556 for
     1991 and 1990. These shares were adjusted for the three-for-two stock split in December 1994.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Results

          The consolidated operating results have been segregated into continuing operations and discontinued operations because of the sale of National Energy. The loss on the disposal, net of tax benefits of $364,935, for National Energy is presented as a single line item after the results from continuing operations. Additionally, the cumulative effects of changes in accounting principles due to the adoption of SFAS Nos. 106 and 109 in 1992 have been segregated from income from continuing operations.

          Operating revenues have been separated into revenues generated from the sale and transportation of natural gas by National Gas and Producers Gas and the sale of oil and gas purchased and produced by NGO Development and Coshocton Energy. Other income includes the revenues of the holding company, National Gas & Oil Company, other income from all subsidiaries and the Company's 50% interest in the results of Roscoe Gas, a nonconsolidated entity prior to 1993.

          Consolidated revenue of $61,723,000 in 1994 increased 32% from 1993 consolidated revenue and consolidated revenue of $46,683,000 in 1993 increased 22% from 1992 consolidated revenue.
The major change in revenue for both years can be attributed to gas marketing activity by the oil and gas sales segment.

          Interest expense increased from 1992 through 1994 due to the short-term borrowings of National Gas for working capital requirements, long-term borrowings associated with the acquisition of NGO Development and its capital construction programs, and long-term borrowings by National Gas primarily for the construction of a pipeline to an Ohio electric generating facility.

          Income from continuing operations and net income amounted to $3,489,000 in 1994, an increase of $1,418,000 from 1993. The
68% increase was generated by all business segments. In 1993, income from continuing operations of $2,072,000 was down $541,000, or 21%, from 1992 because of decreased income in all business segments. Net income in 1993 of $2,072,000 represented a 3% increase over net income in 1992 because of the charges in 1992 attributed to discontinued operations and changes in accounting principles.

          Net income per common share in 1994 was $.52, as compared to net income per common share in 1993 of $.31, and in 1992 of $.30. Income per common share from continuing operations was $.52,

$.31 and $.39 in 1994 through 1992, respectively. All per share amounts prior to 1994 have been restated to reflect the three-for-two stock split in December, 1994.


Financial Information by Business Segment

          The following tables compare operating revenues, operating income before federal income taxes and gas throughput for the last three years.

Operating Revenues                1994        1993        1992

Gas Sales & Transportation:
  Industrial & Off-System     $ 8,369,981 $ 6,271,697 $ 7,443,203
  Residential                  15,111,291  13,035,406  13,896,313
  Commercial                    5,894,331   5,066,273   5,584,277
  Transportation                5,146,050   4,241,745   4,303,201

   Subtotal                    34,521,653  28,615,121  31,226,994
Oil & Gas Sales                27,201,139  18,067,652   7,071,107

Total Operating Revenues      $61,722,792 $46,682,773 $38,298,101
                              =========== =========== ===========


Operating Income Before Federal Income Taxes

                                  1994        1993        1992

Gas Sales & Transportation    $ 4,235,949 $ 2,922,721 $ 2,972,103
Oil & Gas Sales                 1,162,595     452,534     984,044
Total Operating Income Before
  Federal Income Taxes        $ 5,398,544 $ 3,375,255 $ 3,956,147
                              =========== =========== ===========

Gas Throughput (Mcf)              1994        1993        1992

Gas Sales:
  Industrial                       76,470     104,346      99,000
  Residential                   2,016,487   1,926,279   1,904,547
  Commercial                      866,696     827,704     841,155
  Off-System                    2,889,748   3,371,665   4,264,280
    Subtotal                    5,849,401   6,229,994   7,108,982
Transportation                  6,807,571   6,447,650   6,151,432
Oil & gas sales                10,626,768   5,535,765   2,747,484

Total                          23,283,740  18,213,409  16,007,898
                               ==========  ==========  ==========

Gas Sales and Transportation

          Operating revenues associated with this segment of the business increased 21% in 1994, primarily as a result of an increase in the volumes sold to each customer class, as well as rate increases to each customer class. The decrease in 1993 revenues from 1992 resulted primarily from a decrease in the gas cost component included in revenues. A portion of the Company's gas throughput is effected by weather. Annual degree days which measure the effect of weather were 6,477, 6,472 and 6,263 for 1994, 1993 and 1992, respectively. The thirty year average is 6,129.

          Operating income before federal income taxes of the gas sales and transportation segment increased $1,313,000 in 1994 after increasing $21,000 in 1993. The increase in 1994 is primarily attributed to increased volume and margins earned on the residential/commercial and transportation customer classes. The change in gross margins for each on-system customer class of National Gas during 1994 was affected by volume and price as follows:

                         Volume           Price          Total

     Industrial         $(27,702)       $   3,959     $  (23,743)
     Residential/
       Commercial        332,372          519,463        851,835
     Transportation      396,624          988,326      1,384,950


          In order to protect transportation margins, the Company instituted a hedging program whereby gas futures contracts are purchased to hedge against rising prices of gas which is allocated to fixed price transportation customers. The Company has reduced the risk it faced in a market of rising gas prices.

          Management negotiated with the cities and villages in National Gas' operating area to increase base rates for residential and commercial customers which were made effective in the third and fourth quarters of 1991 with additional increases effective during the first and second quarters of 1992. During the third quarter of 1993, the Company analyzed the need for additional base rate increases and decided to apply for rate increases to cover anticipated increases in operating expenses. Rate increases over a three-year period have been successfully negotiated with all municipalities served by National Gas. The initial rate increases were effective December 1, 1993. Industrial, transportation and off-system rates are subject to competitive pressures. There were no unusual changes in operating or maintenance expenditures during the three-year period.

         Gas sales to industrial customers decreased by 28,000 Mcf in 1994 after increasing by 5,000 Mcf in 1993. In 1994 and 1993, off-system throughput by the gas sales and transportation segment declined. The oil and gas sales segment focuses on the Company's efforts in this area. Residential and commercial throughput increased approximately 5% in 1994 after remaining relatively constant in 1993.

          The increase in purchased gas expense of 16% in 1994 is primarily the result of increased sales volume. The decrease in purchased gas expense of 10% in 1993 resulted primarily from a decrease in the cost of gas.

          The Company utilizes its resources to take advantage of the seasonal nature of natural gas pricing. Spot market purchasing is accomplished when possible, and the Company's storage facilities are utilized not only to satisfy peak demand, but to facilitate the seasonal nature of spot market purchasing.


Oil and Gas Sales

          Operating revenues from the oil and gas sales segment in 1994 increased to $27,201,000 due to the increased gas marketing activity of NGO Development. Revenues in 1993 also increased significantly over 1992 for the same reason. Gas marketing contributed approximately 61% of the total revenue for this business segment in 1994.

          Volumes of gas sold by NGO Development in 1994 and 1993 increased significantly primarily because of off-system gas marketing activity.

          NGO Development's gas marketing activity generally consists of selling gas to off-system customers in a highly competitive environment. Unit margins on these off-system sales are relatively low when compared to unit margins on sales to on-system customers in the Gas Sales and Transportation segment.

          Operating income before federal income taxes from the oil and gas sales segment in 1994 amounted to $1,163,000, an increase of $710,000 from income in 1993 of $453,000. Income in 1993 represented a $532,000 decrease from 1992 income. The increase in income in 1994 is primarily the result of increased oil production and gas marketing activity, while the decrease in 1993 is the result of unsuccessful drilling efforts and increases in operating expenses, including health care costs. Gas marketing activity contributed approximately 42% of the total income for this business segment in 1994.

          Operating income before federal income taxes includes income from the equity investment in Roscoe Gas through September
30, 1992. Effective October 1, 1992, the Company's equity investment was exchanged for 100% of the stock in Coshocton Energy.


General

          The Company's depreciation, depletion and amortization expenses have increased over the three-year period primarily as a result of the increased level of capital invested. The provision for depreciation of utility property, plant and equipment, excluding transportation and construction equipment, is based on a composite rate of 3.12 percent. Depletion expense for the oil and gas sales segment increased over the three-year period reflecting the higher level of activity resulting from the increased level of capital invested, and also by approximately $300,000 because of adoption of SFAS No. 109 in 1992 which served to increase depreciation and depletion expense for NGO Development. (See Note 3 to the Consolidated Financial Statements.)

          Real estate and personal property taxes for the gas utility segment increased in 1994 because of increases in utility property and in property tax rates. Gross receipts tax applicable to public utilities is based on revenues, and accordingly, such taxes increased in 1994. Overall, taxes other than income taxes increased $328,000 and $20,000 in 1994 and 1993, respectively.

          The 1993 decrease in other income as compared to prior years is primarily the result of the absence of equity earnings in Roscoe Gas after 1992. Other income includes equity earnings in Roscoe Gas in the amount of $377,000 in 1992.

Federal Income Taxes

          The change in federal income tax expense in the three-year period directly reflects the changes in income for the consolidated companies.

Discontinued Operations

          In 1992, the Company recognized a loss on disposal of $364,395, net of income tax benefits of $187,718, which represented the establishment of a reserve for the full value of a $552,113 promissory note due from the sale of the discontinued operation.
In January 1994, the Company learned that the debtor's assets were confiscated by its primary lender and the debtor ceased to continue as a going concern. The debtor's primary lender liquidated the assets and retained 100% of the proceeds to satisfy its lien.


CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

          The primary sources and uses of cash during the last three years are summarized in the following condensed cash flow statement:
                Sources and (Uses) of Cash ($000)

                                        1994      1993      1992

Provided by Operating Activities     $ 7,167   $ 1,025   $ 7,342
Capital Expenditures, net of salvage  (8,398)   (5,419)   (5,374)
Net Proceeds from long-term debt       3,950     2,117      (520)
Net Borrowings under short-term
  bank loans                            (400)    1,250      (700)
Common Dividends                      (1,603)   (1,535)   (1,425)
  Net Increase (Decrease) in
    Cash & Cash Equivalents          $   716   $(2,562)  $  (677)
                                     =======   =======   =======

          Cash provided by operating activities consists of net income and noncash items including depreciation, depletion, amortization and deferred income taxes. Additionally, changes in working capital are also included in cash provided by operating activities. In 1993, working capital changes had a substantial negative impact on cash provided by operating activities. Cash was utilized to purchase gas futures contracts and more cash was tied up in accounts receivable at year-end reflecting the increase in revenues. Additionally, a substantial amount of purchased gas expense was deferred until it is included in rates and recovered from customers. The Company expects that internally generated cash and cash reserves, coupled with seasonal short-term borrowings, will continue to be sufficient to satisfy the operating, normal capital expenditure and dividend requirements of the Company's existing operations in the near future.

Capital Expenditures

          Capital expenditures by business segment for each of the three years are presented in the following table: ($000)

                                        1994      1993      1992

          Gas Sales & Transportation   $6,082    $3,056    $2,848
          Oil & Gas Sales               2,509     2,488     2,187

                                       $8,591    $5,544    $5,035
                                       ======    ======    ======

          In 1994, the gas sales and transportation segment accounted for 71% of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems, construction of a new pipeline to provide gas service to an electric generating facility, and gas storage field enhancements. The oil and gas sales segment accounted for 29% of total capital expenditures which were primarily used for the purchase, development and/or completion of various interests in oil and gas wells and for additions to the production company's gas gathering facilities.

         Approximately $1,000,000 of the total capital expenditures in 1993 were used for the acquisition of existing oil and gas producing properties and pipelines, and approximately $2,000,000 of the total capital expenditures in 1992 were used for construction of new pipeline facilities outside of the normal realm of operations.

          The Company estimates that normal capital expenditures to support existing operations in 1995 will be approximately
$2,500,000. The construction program is continually evaluated and actual expenditures may be more or less.

          The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.


Financing and Liquidity

          In March 1994, National Gas issued $6 million of Senior Unsecured Notes in a private placement to a qualified investor. Part of the proceeds were used to fund capital projects in 1994, with the balance to be used to fund future capital projects contemplated for 1995 and 1996. The notes bear a fixed interest rate of 6.63% and have a maturity of 15 years and an average life of 9 years. The notes carry a 100% guaranty by the Company.

          In February 1993, the Company, and all of its subsidiaries except National Gas, entered into a $3 million revolving line of credit for a term of three years. The committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. During 1994, NGO Development had a maximum of $2.55 million outstanding against this credit line and $1.45 million remained outstanding as of December 31, 1994.

          In September, 1992, the Company entered into a 15-year mortgage note to finance construction of additional office facilities to replace leased facilities and to remodel some existing facilities. The mortgage is secured by the Company's Granville Road property. The maximum amount drawn on the note during 1993 was $700,000, and $646,000 remained outstanding as of December 31, 1994.

          In October 1991, the Company entered into a $8.5 million bank loan in conjunction with the acquisition of NGO Development. To secure the bank loan, NGO Development granted to the Bank mortgages on all of its leaseholds and security interests in all of its other assets, and the Company guaranteed the bank loan. As of December 31, 1994, $5,738,000 remained outstanding on this note.

         As of December 31, 1994, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $6,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested. During 1994, the Company utilized these credit lines and as of December 31, 1994, a short-term draw of $3,050,000 remained outstanding.

          The Company is not aware of any material events or uncertainties which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.

          The Company is engaged in certain natural gas futures contracts as a means of hedging a portion of the market risk associated with fluctuations in the market price of natural gas. As of December 31, 1994, the Company and its subsidiaries had $1,843,000 invested in 308 open contracts with a contracted value of $5,999,000. The fair market value of these investments at December 31, 1994, was $5,350,000. Gains or losses on these investments are offset by increases or decreases in gas cost thereby reducing the market risk of fluctuating gas prices.


Dividends

          The Company paid total cash dividends of $1,603,000, $1,535,000 and $1,425,000 in 1994, 1993 and 1992 respectively.
Additionally, the Company issued a three-for-two stock split in 1994, a 5% stock dividend in 1993 and a 7% stock dividend in 1992. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term bank loans. The quarterly cash dividend of $.09 per share was continued throughout 1992, 1993 and 1994. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.


Effects of Inflation

          The $8.5 million bank loan entered into in October 1991 and the $3 million revolver entered into in February 1993, accrue interest at a fluctuating rate equal to either the bank's prime rate or to the London Interbank Offered Rate (LIBOR). Because of the fluctuating rate, the Company is exposed to increases in interest expense should rates increase due to inflation. This same interest expense risk is present with the $700,000 mortgage note which accrues interest at the prime rate.

          National Gas' rates were sufficient to provide for the effect of inflation on the replacement costs of its investment in property, plant and equipment up through 1989. In 1991, however, National Gas applied for rate increases to offset increases in operating expenses in 1990, 1991 and 1992. The rate increases were granted by the majority of the municipalities served by National Gas and were implemented during the third and fourth quarters of 1991 and additional increases were implemented in the third and fourth quarters of 1992. In 1993, National Gas began negotiations for further rate increases to cover anticipated increases in operating expenses. Rate increases over a three-year period have been granted by all the municipalities with the initial increase effective December 1, 1993.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS                           PAGE

Management's Statement of Responsibility for
  Financial Reporting and Accounting                           27

Report of Independent Accountants                              28

Consolidated Statement of Income for each of the
  Three Years in the period ended December 31, 1994            29

Consolidated Balance Sheet at December 31, 1994
  and 1993                                                  30-31

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1994            32

Consolidated Statement of Common Shareholders' Equity
  for each of the three years in the period ended
  December 31, 1994                                            33

Notes to Consolidated Financial Statements                  34-51


          Schedules other than those listed above are omitted because they are not required, not applicable or the required information is shown in the financial statements or notes thereto.


Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no disagreements of the nature described in Item 304 of Regulation S-K with the Company's independent accountants on accounting principles or financial statements.


PART III

          The information called for by PART III is incorporated by reference from the Registrant's definitive proxy statement relating to the Company's annual meeting of shareholders to be held May 18, 1995 (the "definitive proxy statement"), which involves the election of directors, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1994. Neither the report on Executive Compensation nor the performance graph included in the Company's definitive proxy statement shall be deemed incorporated herein by reference.


PART IV

Item 14 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit

Exhibit
Number                         Description


  2       Stock Purchase Agreement dated September 12, 1991 by
     and between National Gas & Oil Company and Stone
Container Corporation.

  3(a)    Articles of Incorporation of National Gas & Oil Company

  3(b)    Code of Regulations of National Gas & Oil Company

 10(a)*   National Gas & Oil Company Salary Deferral Plan

 10(b)*   Amended and Restated National Gas & Oil Company
          Compensation Plan for Outside Directors

 10(c)*   Summary of Salary Administration Plan

 21       Subsidiaries of the Registrant

 24       Powers of Attorney of Directors

 27       Financial Data Schedule


 99(a)    Credit Agreement dated October 1, 1991 by and among
          National Gas & Oil Company, Stone Resource and Energy
          Corporation and BancOhio National Bank.

* Management contract or compensatory plan or arrangement.


                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   NATIONAL GAS & OIL COMPANY
                                          (Registrant)

Date March 24, 1995      By: /s/ Lawrence P. Haren
                             Lawrence P. Haren, Executive Vice
                             President, Treasurer and Chief
                             Financial Officer

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date March 24, 1995      By: /s/ J. W. Straker
                             J. W. Straker, Chairman of the
                             Board and Director*

Date March 24, 1995      By: /s/ Patrick J. McGonagle
                             Patrick J. McGonagle, President and
                             Chief Executive Officer

Date March 24, 1995      By: /s/ Lawrence P. Haren
                             Lawrence P. Haren, Executive Vice
                        President, Treasurer and Chief
                             Financial Officer

Date March 24, 1995      By: /s/ Kelley L. Crookston
                             Kelley L. Crookston, Controller

Date March 24, 1995      By: James H. Cameron
                             James H. Cameron, Director*

Date March 24, 1995      By: /s/ David C. Easley
                             David C. Easley, Director*

Date March 24, 1995      By: /s/ Edwin L. Heminger
                             Edwin L. Heminger, Director*

Date March 24, 1995      By: /s/ Richard O. Johnson
                             Richard O. Johnson, Director*

Date March 24, 1995      By: /s/ Mason B. Starring, III
                             Mason B. Starring, III, Director*

Date March 24, 1995      By: /s/ William H. Sullivan, Jr.
                             William H. Sullivan, Jr.,
                             Director*

Date March 24, 1995     By: /s/ Graham R. Robb
                             Graham R. Robb, Director*

* Executed pursuant to Power of Attorney attached to this report by John B. Denison, Vice President and Secretary.

                             /s/ John B. Denison
                             John B. Denison, Vice President and
                             Secretary




         MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR
               FINANCIAL REPORTING AND ACCOUNTING


          The management of the Company is responsible for the preparation and integrity of the consolidated financial statements and all other financial information included in this Annual Report. The financial statements were prepared in conformity with generally accepted accounting principles consistently applied, and they necessarily include amounts which are based on estimates and judgments made with due consideration to materiality. The statements are not misstated due to material fraud or error.

          Management maintains a system of internal accounting controls which it believes provides reasonable assurance that Company policies and procedures are complied with, assets are safeguarded, and transactions are executed in accordance with appropriate corporate authorization and recorded in a manner which permits management to meet its responsibility for the preparation of financial statements. The Company's system of controls includes the communication and enforcement of written policies and procedures.

          The Audit Committee of the Board of Directors, comprised of four non-employee Directors, meets periodically, and as necessary, with management and Price Waterhouse LLP to review audit plans and the Company's accounting, financial reporting and internal control practices and procedures. Price Waterhouse LLP has full and free access to all levels of management. Management has made available to Price Waterhouse LLP all the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Price Waterhouse LLP during its audit were valid and appropriate.



                                   Patrick J. McGonagle
                                   President and Chief Executive
                                     Officer



                                   Lawrence P. Haren
                                   Executive Vice President,
                                     Treasurer and Chief Financial
                                     Officer



                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of National Gas & Oil Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on Page 23 present fairly, in all material respects, the financial position of National Gas & Oil Company and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 3 and 4 to the Consolidated Financial
Statements, the Company changed its method of accounting for income taxes and postretirement health care benefits, effective January
1, 1992.




PRICE WATERHOUSE LLP

Houston, Texas
February 16, 1995


                NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                                   For the years ended December 31,
                                   1994         1993          1992
OPERATING REVENUES:
  Gas sales                    $29,375,603   $24,373,376  $26,923,793
  Transportation                 5,146,050     4,241,745    4,303,201
  Oil and gas sales             27,201,139    18,067,652    7,071,107
TOTAL OPERATING REVENUES        61,722,792    46,682,773   38,298,101

OPERATING EXPENSES:
  Purchased gas - gas sales     19,732,082    17,019,953   18,823,426
  Purchased gas - oil and
    gas sales                   21,524,667    12,043,012    2,416,375
  Operation and maintenance      8,684,010     8,501,325    7,768,132
  Depreciation, depletion and
    amortization                 3,318,064     3,225,037    3,024,432
  Taxes other than income        3,124,163     2,796,101    2,776,581
TOTAL OPERATING EXPENSES        56,382,986    43,585,428   34,808,946

OPERATING INCOME                 5,339,806     3,097,345    3,489,155

Other income                       376,771       343,124      715,128
Interest expense                   887,947       555,111      492,998
Federal income taxes             1,339,189       813,722    1,098,882

INCOME FROM CONTINUING
  OPERATIONS                     3,489,441     2,071,636    2,612,403

DISCONTINUED OPERATIONS:
  Loss on disposal of
    discontinued operations
    (net of tax of $187,718)            --            --     (364,395)

CHANGES IN ACCOUNTING PRINCIPLES:
  Income taxes and postretirement
    health care benefits
    (net of tax of $439,023)            --            --     (234,608)

NET INCOME                     $ 3,489,441   $ 2,071,636  $ 2,013,400
                               ===========   ===========  ===========
Earnings (loss) per share:
  Continuing operations        $      0.52   $      0.31  $      0.39
  Loss on disposal                      --            --        (0.05)
  Changes in accounting
    principles                          --            --        (0.04)

Net income per share           $      0.52   $      0.31  $      0.30
                               ===========   ===========  ===========
Average number of
  shares outstanding             6,661,477     6,661,477    6,635,769
                               ===========   ===========  ===========

Cash dividends per share       $      0.24   $      0.23  $      0.22
                               ===========   ===========  ===========

The per share amounts and the average number of shares outstanding have been restated to reflect the three-for-two stock split in December 1994.
The accompanying notes are an integral part of these statements.




              NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                                ASSETS

                                               December 31,
                                            1994           1993

PROPERTY, PLANT AND EQUIPMENT:
  Gas utility properties                $58,155,708    $52,640,442
  Less-Accumulated depreciation          20,637,405     19,299,335
                                         37,518,303     33,341,107
  Oil and gas properties,
    successful efforts                   21,543,577     19,488,940
  Less-Accumulated depreciation,
    depletion and amortization            6,414,352      5,064,994
                                         15,129,225     14,423,946

  Other, net                              5,748,532      5,984,313

CURRENT ASSETS:
  Cash and cash equivalents               1,271,186        554,761
  Short-term investments                  1,842,848      1,232,086
  Accounts receivable, less allowance
    for doubtful accounts of $139,222
    and $197,585, respectively            9,770,469     12,820,665
  Gas in underground storage              3,333,358      1,646,950
  Materials and supplies, at
    average cost                          1,004,369        927,685
  Recoverable gas costs                          --      1,158,790
  Other, primarily prepaid taxes          2,802,679      3,821,569

                                         20,024,909     22,162,506

OTHER ASSETS:

  Recoverable transition costs            1,206,941      1,154,476
  Other                                     901,178        830,820

                                          2,108,119      1,985,296

TOTAL ASSETS                            $80,529,088    $77,897,168
                                        ===========    ===========



The accompanying notes are an integral part of these statements.



          NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                 CAPITALIZATION AND LIABILITIES

                                              December 31,

                                           1994          1993
CAPITALIZATION:
  Shareholders' equity--
    Common stock, $1 par value,
      authorized 7,000,000 shares,
      issued 6,819,400 and 4,599,180
      shares, respectively              $ 6,819,400  $ 4,599,180
    Paid in capital                      29,498,107   31,718,327
    Retained earnings                     4,278,964    2,392,665
    Treasury stock, 157,923 shares,
      at cost                            (1,550,509)  (1,550,509)

      TOTAL SHAREHOLDERS' EQUITY         39,045,962   37,159,663

  Long-term debt                         12,955,973    9,002,347
                                         52,001,935   46,162,010

CURRENT LIABILITIES:
  Current maturities of long-term debt      877,695      881,041
  Short-term bank loans                   3,050,000    3,450,000
  Accounts payable                        4,498,197    8,708,674
  Accrued income and other taxes          3,988,887    4,492,100
  Refundable gas costs                    1,450,973           --

  Other                                   1,522,889    1,561,998

                                         15,388,641   19,093,813

DEFERRED CREDITS AND OTHER LIABILITIES:
  Federal income taxes                    8,521,800    8,134,245
  Investment tax credits                  1,182,072    1,280,826
  Accrued transition costs                1,177,621      900,000
  Health care and other                   2,257,019    2,326,274

                                         13,138,512   12,641,345

TOTAL CAPITALIZATION AND LIABILITIES    $80,529,088  $77,897,168
                                        ===========  ===========




The accompanying notes are an integral part of these statements.



               NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                   For the years ended December 31,
CASH FLOWS FROM OPERATING          1994          1993          1992
  ACTIVITIES:
  Net income                    $ 3,489,441  $ 2,071,636    $ 2,013,400
  Reconciliation of net income
    to net cash provided by
    operating activities:
      Depreciation, depletion
        and amortization          3,455,254    3,388,408      3,144,917
      Deferred income taxes        (579,264)     354,974     (1,387,215)
      Other, net                   (157,117)      (9,831)       214,154

  Change in assets and
  liabilities:
    Short-term investments         (610,762)  (1,232,086)           --
    Accounts receivable           3,108,559   (4,592,692)      (663,017)
    Gas in underground storage   (1,686,408)      93,272       (432,508)
    Materials and supplies          (76,684)      39,702        260,222
    Deferred gas cost             2,557,298   (2,537,611)     1,769,168
    Accounts payable             (4,210,477)   2,782,901        (94,214)
    Prepaid and accrued taxes     1,482,497     (335,469)       913,446
    Other, net                      394,656    1,002,106      1,603,587
NET CASH PROVIDED BY
  OPERATING ACTIVITIES            7,166,993    1,025,310      7,341,940

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures           (8,590,657)  (5,543,582)   (5,035,396)
  Proceeds from retirements         192,951      124,683      (338,547)
NET CASH USED BY INVESTING
  ACTIVITIES                     (8,397,706)  (5,418,899)   (5,373,943)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from long-term debt    6,000,000    2,920,505       329,495
  Payments of long-term debt     (2,049,720)    (804,112)     (850,000)
  Net borrowings under
    short-term bank loans          (400,000)   1,250,000      (700,000)
  Dividends paid                 (1,603,142)  (1,534,770)   (1,424,566)
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES            1,947,138    1,831,623    (2,645,071)

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS      716,425   (2,561,966)     (677,074)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                 554,761    3,116,727     3,793,801

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                   $ 1,271,186  $   554,761   $ 3,116,727
                                ===========  ===========   ===========

The accompanying notes are an integral part of these statements.



               NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                       Common
                      Stock $1    Paid in       Retained     Treasury
                     Par Value    Capital       Earnings       Stock

BALANCE DECEMBER 31,
  1991              $4,114,164   $25,835,029    $7,573,784   $(1,835,707)
  Net income                --            --     2,013,400            --
  Cash dividends on
    common stock            --            --    (1,424,566)           --
  7% stock dividend    274,253     2,769,955    (3,044,208)           --
  Issuance of
    treasury stock          --        61,495            --       285,198

BALANCE DECEMBER 31,
  1992               4,388,417    28,666,479     5,118,410    (1,550,509)
  Net income                --            --     2,071,636            --
  Cash dividends on
    common stock            --           --     (1,534,770)           --
  5% stock dividend    210,763    3,051,848     (3,262,611)           --

BALANCE DECEMBER 31,
  1993               4,599,180   31,718,327      2,392,665    (1,550,509)
   Net income               --           --      3,489,441            --
  Cash dividends on
    common stock            --           --     (1,603,142)           --
  Three-for-two
    stock split      2,220,220   (2,220,220)            --            --

BALANCE DECEMBER 31,
  1994              $6,819,400  $29,498,107    $ 4,278,964  $ (1,550,509)
                    ==========  ===========    ===========  ============



The accompanying notes are an integral part of these statements.



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

          National Gas & Oil Company (the Company) was organized under the laws of the State of Ohio on March 24, 1981 as a holding company. The Company derives substantially all of its revenues and earnings from the operating results of its subsidiaries.

          The Company's subsidiaries are engaged in two principal businesses: gas sales and transportation, and oil and gas production and development. National Gas & Oil Corporation (National Gas) is a public utility engaged directly in the purchase, storage, distribution, sale and transportation of natural gas in a 12 county area in East Central and Southeastern Ohio. NGO Development Corporation (NGO Development) and Coshocton Energy Corporation (Coshocton Energy), operate as oil and gas production and marketing companies. National Production Corporation (National Production), formerly a wholly-owned oil and gas production subsidiary of the Company, was merged into NGO Development as of July 1, 1993. Producers Gas Sales, Inc. (Producers Gas) is a service company for the marketing of natural gas directly to end-use customers.

          Approximately 73% of the Company's natural gas throughput within its service territory is to industrial end users. Competition for these end users is intense with other natural gas utilities, fuel oil, propane and electric utilities. One customer comprises 14% of total system throughput. System throughput increased as a direct result of incremental sales to this customer during 1994. Approximately 25% of the total throughput results from serving four major industrial customers which operate in different industries.

          The Company sold substantially all of the assets of its product sales and service segment, National Energy Service Company (National Energy) on March 18, 1991. See Note 10 for additional information.

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. National Gas maintains its accounting records in conformity with the Uniform System of Accounts as prescribed by the Federal Energy Regulatory Commission (FERC) and adopted by the Public Utilities Commission of Ohio (PUCO).
         All intercompany transactions have been eliminated, except for profits on sales of natural gas. These sales were made at prices that were at least as favorable as with those that could have been obtained from independent parties.

          Certain reclassifications have been made for comparative purposes.


Gas Utility Property, Plant and Equipment

          Gas utility property, plant and equipment is stated at original cost, including overheads of payroll related costs, administrative and general expenses. The Company follows the policy of capitalizing major renewals and betterments. Maintenance and repairs are charged to expense as incurred. Upon retirement the cost, together with the cost of removal less salvage, is charged to accumulated depreciation.


Oil and Gas Properties

          Oil and gas properties are accounted for using the successful-efforts method. Costs of acquiring nonproducing acreage, costs of drilling successful exploration wells and development costs are capitalized. Annual lease rentals and exploration costs, including geologic and geophysical costs and exploratory dry-hole costs, are expensed as incurred. Oil and gas properties and other property, plant and equipment are stated at cost. Upon abandonment of a property, the cost less salvage value of the property net of plugging is charged to accumulated depletion.


Depreciation and Depletion

          The provision for depreciation of gas utility property, plant and equipment, excluding transportation and construction equipment, described below, is based on a composite rate of 3.12%. Depreciation of transportation and construction equipment is provided using the straight-line method on estimated service lives of 3 to 10 years.

          Depletion and depreciation of proved oil and gas properties are computed using the unit-of-production method based upon proved reserves. Depreciation of other property, plant and equipment is provided using the straight-line method based on estimated service lives of 3 to 15 years.

Short Term Investments

          The Company purchases gas futures contracts in order to hedge against rising gas prices for fixed price sales contracts. Accordingly, the realized and unrealized gains and losses are deferred until the physical gas sale is made, at which time gains and losses are recorded as a component of gas cost.

          The Company had the following gas futures positions on the New York Mercantile Exchange (NYMEX) at December 31, 1994 and
1993.  Fair market value is based upon the NYMEX closing price.

                                          December 31,
                                      1994           1993

          Open contracts                  308            171
          Natural gas
            purchases hedged       3.08 MMBtu     1.71 MMBtu
          Deposits with brokers    $1,842,848     $1,232,086
          Contracted value         $5,998,620     $3,759,000
          Fair market value        $5,349,530     $3,333,000

Cash and Cash Equivalents

          The Company considers cash, time deposits and all other highly liquid investments with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosures of cash flow information is as follows:

  Cash paid for:               1994        1993        1992

    Income taxes           $ 1,200,000  $  650,000  $1,450,000
    Interest               $   747,736  $  429,735  $  471,038

          During 1992, the Company issued 25,921 shares of treasury stock in order to settle deferred compensation owed to Directors totalling $347,000.

          On November 9, 1992, National Production entered into a Plan of Reorganization whereby its equity investment in Roscoe Gas & Oil Co. was exchanged for 100% of the ownership in Coshocton Energy. Coshocton Energy's results of operations are included in the Company's Consolidated Statement of Income, effective October 1, 1992.

Gas in Underground Storage

          Gas in underground storage includes gas stored by National Gas and Producers Gas. Gas stored by National Gas is valued at cost using the last-in, first-out method (LIFO). If the first-in, first-out (FIFO) method had been used, gas in underground storage would have been $4,954,000 and $5,485,000 higher than reported at December 31, 1994 and 1993, respectively. Gas stored by Producers Gas as of December 31, 1994 and 1993, respectively, of $1,503,140 and $752,000 is valued at cost using the average cost method.

Revenues and Purchased Gas

          National Gas records unbilled revenues for gas delivered but not billed. As of December 31, 1994 and 1993, National Gas had unbilled revenues of $1,296,841 and $1,475,628, respectively, included in accounts receivable.

          National Gas has provisions in sales contracts and tariffs to include a Gas Cost Recovery (GCR) mechanism whereby any over or under recovery of purchased gas cost is reflected in the computation of future billings to customers. Amounts collected through the GCR mechanism are subject to annual review by the PUCO.

          Revenues from the sale of oil and gas produced are generally recognized upon the passage of title, net of royalties and net profit interests.


NOTE 2 - GAS SUPPLY

          National Gas has contracted for pipeline capacity with Texas Eastern Transmission Corporation (Texas Eastern), Tennessee Gas Pipeline Company (Tennessee), Columbia Gas Transmission Corporation (Columbia Transmission) and CNG Transmission Corporation (CNG) to transport a substantial portion of its gas at rates which are subject to the jurisdiction of the FERC. In 1993, all of National Gas' interstate pipeline suppliers began the restructuring of their operations to comply with FERC Order 636, which dictated the unbundling of gas supply and transportation services provided by the interstate pipelines.

          As a part of the restructuring to comply with FERC Order 636, the FERC has authorized the recovery of prudently incurred transition costs by the interstate pipeline companies. As of December 31, 1994, National Gas has paid $1,275,000 to its interstate pipeline suppliers for transition costs. Approximately $1,300,000 remains to be paid over the next 10 years and, accordingly, has been accrued at December 31, 1994. National Gas has received authorization from the PUCO to recover 79% of these transition costs from its rate-regulated customers through the GCR mechanism and 21% from its transportation customers via a transition cost surcharge. The majority of transition costs which have been paid and allocated to the rate-regulated customers have been collected while collections from the transportation customers are to begin in 1995.
          A summary of the contracts between National Gas and its interstate suppliers in a post-636 environment follows.

                                                      Maximum
                  Rate    Contract   Termination  Daily Quantity
   Supplier     Schedule    Date        Date           Dth

Texas Eastern     FT-1    11/01/89      10/31/03       15,275
Texas Eastern     SS-I    11/01/89      10/31/99        3,380
CNG               SS-II   04/16/80      04/15/00        2,500
Tennessee         FT-G    09/01/85      11/01/00        1,479
Columbia Trans.   GTS     11/01/88      11/01/00        3,830

          During 1994, National Gas transported 58% of its total gas purchased for resale or transportation from the four interstate pipeline companies detailed above. National Gas acquired the remaining 42% of its supply requirements from independent Ohio producers.


NOTE 3 - FEDERAL INCOME TAXES

          Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the liability method of accounting for income taxes which calculates deferred income taxes at the statutory rate applicable for future years based upon temporary differences between book and tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period which the rate change is enacted.

          As a result of adoption, the Company recorded a benefit from the cumulative effect of the change in accounting principle of $617,614 in its Consolidated Statement of Income.

          The Tax Reform Act of 1986 repealed investment tax credits for all property placed in service after December 31, 1985. Prior to 1986, investment tax credits were deferred and are presently being amortized over the lives of the applicable property additions.

Federal income tax expense was computed as follows:

                                 1994         1993       1992
Tax at statutory rates
  applied to pre-tax book
  income                     $1,641,734   $ 981,022   $1,261,837
 Increase (decrease) in tax
  caused by --
    Depreciation, depletion
     and basis differences     (230,212)   (104,015)     (17,036)
    Investment credit
     amortization               (81,103)    (79,954)     (77,529)
    Dividend deduction               --          --     (100,474)
    Other (net)                   8,770      16,669       32,084

    Federal income tax
     expense                 $1,339,189   $ 813,722   $1,098,882
                             ==========   =========   ==========
Effective income tax rate         27.7%       28.2%        29.6%
                             ==========  ==========   ==========

Taxes currently payable      $2,067,818  $  380,404   $1,290,461
Deferred provision:
  Intangible drilling
   costs/depletion             (260,308)   (337,017)    (159,355)
  Deferred gas cost          (1,012,886)    460,788     (416,453)
  Property timing differences   519,177     440,295      401,326
  Property tax                 (170,000)   (170,000)    (170,000)
  Note receivable write-off          --     187,718           --

  Alternative minimum tax
    credit carryforward         158,717    (158,717)          --

  Deferred compensation           2,535       1,911       87,242
  Deferred taxes from
    reorganization                   --          --      117,758
  Other, net                     34,136       8,340      (52,097)

Federal income tax expense   $1,339,189   $ 813,722   $1,098,882
                             ==========   =========   ==========
         Temporary differences which give rise to deferred tax assets and liabilities are as follows:
                                         December 31,
                                   1994               1993

     Percentage depletion      $    132,135       $    132,135
     Vacation accrual                70,125             65,343
     Inventory capitalization        36,764             10,400
     Reserve for accounts
       and notes receivable          47,336             67,179
     Postretirement benefits
       other than pension           580,494            516,610
     Investment tax credit          506,288            548,078
     Deferred Gas                   278,533                 --
     Alternative minimum tax
       credit carryforward               --            158,717
     Other                          140,716             49,631
                                  1,792,391          1,548,093
     Valuation allowance           (155,351)          (155,760)

     Total deferred
       tax assets                 1,637,040          1,392,333

     Prepaid taxes                 (281,664)          (471,451)
     Deferred gas                        --           (640,302)
     Property                    (9,503,338)        (9,161,462)
     Other                         (128,701)          (107,174)

     Total deferred
       tax liabilities           (9,913,703)       (10,380,389)

     Net deferred taxes        $ (8,276,663)      $ (8,988,056)
                               =============      =============


NOTE 4 - RETIREMENT INCOME PLAN AND POSTRETIREMENT HEALTH CARE
         BENEFITS
          The Company has a trusteed, non-contributory retirement income plan (the Plan) which covers all full-time employees of the affiliated companies between the ages of 21 and 65 with more than one year of service. Retirement income is based on accumulated benefits throughout an employee's eligible years of service calculated as a portion of the employee's annual compensation. The Company's Board of Directors determines annual funding levels based upon the funded status of the Plan.

          In September 1994, the Plan purchased annuities for all retirees and all former employees who were vested in the Plan. The purchase of these annuities was treated as a partial plan settlement which resulted in a gain of $123,702. The purchase of the annuities was made with Plan assets and resulted in a decrease in the projected benefit obligation of $1,766,276.

          The funded status of the retirement plan and the amount recognized in the Company's Consolidated Balance Sheet were as follows:
                                            September 30,
                                          1994          1993
 Plan assets at fair value
  (principally unallocated
  insurance contracts)                 $2,356,649    $4,257,178
Actuarial present value of
  benefit obligations:
    Vested benefits                     1,254,515     3,122,299
    Nonvested benefits                     24,172        20,867
Accumulated benefit obligation          1,278,687     3,143,166
Additional amounts related to
  projected salary increases              809,745     1,147,563
Total projected benefit obligation      2,088,432     4,290,729

Plan assets in excess (deficit)
  of projected benefit obligation         268,217       (33,551)

Amounts necessary to reconcile
  excess assets to prepaid
  pension cost included in
  Consolidated Balance Sheet:
    Unamortized net asset                (322,115)      (614,727)
    Unrecognized prior service cost       349,760        381,728
    Unrecognized net loss (gain)         (188,182)       310,914
Prepaid pension cost included
  in other assets                      $  107,680     $   44,364
                                       ==========     ==========

Net pension cost for the Retirement Plan includes the following:

                                    1994       1993       1992
Benefits earned during the year
  (service cost)                 $ 209,894  $ 260,109  $ 223,661
Interest accrued on projected
  benefit obligation               275,337    261,677    239,563
Actual return on plan assets      (318,080)  (387,779)  (391,142)
Net amortization and deferral     (106,765)   (31,786)   (20,277)

Net periodic pension cost        $  60,386  $ 102,221  $  51,805
                                 =========  =========  =========

          The Company's assumptions used during the years 1994, 1993 and 1992 in determining net periodic pension cost and pension liability are as follows:
                                      1994     1993     1992
          Discount rate                8.00%   7.00%    8.00%
          Return on plan assets       10.00%  10.00%   10.00%
          Estimated increase in
            future compensation        5.00%   6.00%    6.00%

         In 1994, the Company changed its discount rate assumption from 7.0% to 8.0% and its assumption for future annual compensation increases from 6.0% to 5.0% resulting in decreases to the projected benefit obligation of $449,696 and $126,979, respectively. Decreases to the discount rate assumption in 1993 resulted in an increase in the projected benefit obligation of $422,302.

          In 1993, the Company offered a one-time voluntary early retirement package to certain employees. Of the eligible employees, five employees accepted the early retirement option, thus resulting in a $144,477 increase in the Company's projected benefit obligation as of September 30, 1993.

          In addition to the Retirement Income Plan, the Company provides health care benefits to all eligible active employees and to all retired employees. The heath care plan covers 153 employees, of which 24 are retirees. These benefits are provided through a partially self-funded and partially insured program to which employees contribute a percentage of the cost.

          The Company adopted Statement of Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) on January 1, 1992. SFAS No. 106 requires the accrual method of accounting for postretirement health care benefits based on actuarially determined costs to be recognized over the service life of the employees. As of January 1, 1992 the Company recognized the full amount of the estimated accumulated postretirement benefit obligation (APBO) earned to date, which represents the present value of the estimated future benefits payable to current retirees and active employees.

          The Company anticipated collecting $200,000 of the APBO from its rate-regulated customers, accordingly, that portion of the APBO was deferred. In late 1993, National Gas negotiated new base rates with the municipalities that it serves. The rates in effect during 1994 include recovery of the deferred APBO over a 10 year period. At December 31, 1994, $203,000 remained to be collected. The portion of the APBO which related to non-regulated business or was not probable of being collected in rates was charged to 1992 earnings as the transition effect of the change in accounting
principle.    The amount charged to earnings was $852,222 net of
a tax benefit of $439,023.

         The components of net periodic postretirement benefit
expense were as follows:
                                     1994              1993

          Service cost            $   61,421        $   67,830
          Interest cost on
            accumulated post-
            retirement benefit
            obligation               145,532           124,937
          Net periodic post-
            retirement benefit
            expense                  206,953           192,767
          Deferral of benefits
            earned to be col-
            lected in future
            rates                     22,620           (19,104)
          Net periodic post-
            retirement benefit
            expense               $  229,573        $  173,663
                                  ==========        ==========

          The amount recognized in the Company's Consolidated
Balance Sheet was as follows:
                                          September 30,
                                     1994                1993

          Retirees                $ 1,242,859        $   795,951

          Active employees            774,712          1,139,025
          Accumulated post-
            retirement health
            care benefits           2,017,571          1,934,976
          Unrecognized net loss      (122,852)          (182,867)

          Accrued postretirement
            health care benefits  $ 1,894,719        $ 1,752,109
                                  ===========        ===========

          The Company's assumptions used during the years 1994, 1993 and 1992 in determining the net periodic postretirement benefit expense and the liability for postretirement health care benefits as of September 30, 1993 and December 31, 1992 are as follows:

                        1994           1993             1992

Discount rate           7.00%          7.00%            8.00%

Health care            10.75%          12.25%           13.00%
  trend rate          gradually       gradually        gradually
                    decreasing to   decreasing to    decreasing to
                    5.5% in 2004    5.5% in 2004     5.5% in 2004

As of September 30, 1994, the discount rate was changed from 7.0% to 8.0% and the health care trend rate was changed to gradually decrease from 11.0% in 1995 to 5.0% in 2001 and thereafter. These changes resulted in decreases in the liability for postretirement health care benefits of $270,300 and $143,500, respectively. Additionally, changes in the medical claims cost by retiree and retirement age assumptions resulted in a net increase in the liability for postretirement health care benefits of $305,200 as of September 30, 1994.

          If the health care trend rate would increase by one percent in each year, the accumulated benefit obligation would increase by approximately $285,800 at September 30, 1994 and net periodic postretirement benefit expense in 1994 would increase by approximately $46,500.


NOTE 5 - LONG-TERM DEBT

          The long-term debt outstanding was as follows:

                                         December 31,
                                 1994        1993         1992

Senior notes, 6.63% interest
  rate, due 2009             $ 6,000,000         --          --

Promissory note,
  variable interest rate,
  due 1996                     5,737,500  $6,658,333  $7,437,500

Mortgage note,
  variable interest rate,
  due 2008                       646,168     675,055     329,495

Revolving note,
  variable interest rate,
  due 1996                     1,450,000   2,550,000          --


Total debt                    13,833,668   9,883,388   7,766,995
Less-current maturities         (877,695)   (881,041)   (861,588)

Long-term debt               $12,955,973  $9,002,347  $6,905,407
                             ===========  ==========  ==========

          On March 15, 1994, National Gas issued $6 million of Senior Unsecured Notes to an accredited investor. The proceeds of the Notes have been utilized to construct a pipeline and related facilities to transport gas to an Ohio electric generating plant ($3.5 million) and to complete upgrades on National Gas' indigenous storage fields and other various projects ($2.5 million). The notes bear a fixed interest rate of 6.63% with interest payments due semi-annually. Annual principal payments of $461,539 commence on March 16, 1997 with the final payment due March 15, 2009. The notes carry a 100% guarantee of the Company.

          In conjunction with the acquisition of NGO Development on October 1, 1991, the Company entered into an $8,500,000 promissory note. The terms of the note require 59 monthly principal installments of $70,833 plus accrued interest with the remaining balance of $4,320,834 due on October 1, 1996. The variable interest rate on the note at December 31, 1994 was 7.735% which represented the London Interbank Offer Rate (LIBOR) plus 1.25% per annum as of November 17, 1994 when the Company entered into a six month contracted rate. The note agreement allows the Company to choose either the prime rate or LIBOR plus 1.25% for contracted periods. The note is secured by the oil and gas properties of NGO Development and is guaranteed by the Company. Additionally, the Company is required to maintain certain working capital, debt to equity and cash flow ratios. If the Company should default on any of the financial covenants or other terms of the agreement, the Company becomes subject to certain dividend restrictions.

          In September 1992, the Company entered into a mortgage note to finance the construction of new office facilities. The note has a 15-year amortization period, accrues interest at the prime rate, and monthly payments commenced on March 15, 1993. As of December 31, 1994, the prime rate was 8.50%. The mortgage is secured by the Company's Granville Road property.

          In February 1993, the Company, and all of its subsidiaries except National Gas, entered into a $3 million revolving line of credit for a term of three years. The committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. As of December 31, 1994, NGO
Development Corporation had borrowed $1,450,000 from three separate draws with interest rates of 6.6875%, 8.50% and 7.1875%.

          Annual maturities from 1995 to 1999 of long-term debt are
as follows:
                    1995               $  877,695
                    1996                6,367,678
                    1997                  494,423
                    1998                  494,371
                    1999                  500,585


NOTE 6 - NOTES PAYABLE

          The Company has lines of credit with various banks in excess of $6,000,000, the upper limit on short-term borrowings imposed by Board Resolution. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested. The Company is not required to maintain any compensating balances.

          At December 31, 1994, National Gas had four draws totalling $3,050,000 on one of these credit lines for working capital requirements at interest rates of 8.50%, 7.125%, 6.875% and 6.687%. National Gas expects to repay these notes in 1995.


NOTE 7 - CAPITAL STOCK

          The Company has 100,000 shares of authorized and unissued preferred stock with no par value. National Gas has 10,000 shares of authorized and unissued preferred stock, with a par value of $100 per share.

          The Company has recommended and included in its 1995 proxy a proposal to amend the Company's Articles of Incorporation to increase the authorized common shares from 7,000,000 to 14,000,000. A vote of the shareholders will be conducted at the May 1995 meeting.

          The average common shares outstanding and earnings and cash dividends per common share include retroactive recognition of 2,220,220 shares issued in December 1994 as a three-for-two stock split. The par value of the stock issued as a result of the stock split was transferred from Paid in Capital to Common Stock. Transfers from retained earnings to common stock and paid in capital for common stock dividends are based on estimated fair market value of the common stock and include cash paid in lieu of fractional shares.

          There are no restrictions on dividends to the Company by the subsidiaries. National Gas may not make advances or loans to the Company for periods longer than one year without approval of the PUCO.


NOTE 8 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

          The amounts of rents, royalties, advertising and research and development expenses were not significant. Maintenance expenses were $1,061,256, $1,067,341 and $862,528 for the years
1994 through 1992, respectively, and are included in the operation and maintenance expense caption of the Consolidated Statement of Income. Details with respect to taxes other than income included in expense are set forth below.

                                 1994         1993         1992
Taxes other than income:
State excise tax on
  utility gross receipts     $1,193,534  $1,032,095   $  980,974
Real estate and personal
  property                    1,743,105   1,561,654    1,577,790
Franchise taxes and other       187,524     202,352      217,817
 Total                       $3,124,163  $2,796,101   $2,776,581
                             ==========  ==========   ==========

NOTE 9 - FINANCIAL INFORMATION BY BUSINESS SEGMENT

                                1994         1993         1992
Revenues:
  Gas sales                 $29,375,603  $24,373,376  $26,923,793
  Transportation              5,146,050    4,241,745    4,303,201
    Subtotal                 34,521,653   28,615,121   31,226,994
  Oil and gas production     27,201,139   18,067,652    7,071,107

    Total                   $61,722,792  $46,682,773  $38,298,101
                            ===========  ===========  ===========
Income from continuing
operations before provision
for federal income taxes:
  Gas sales and transpor-
    tation                  $ 4,235,949  $ 2,922,721  $ 2,972,103
  Oil and gas production      1,162,595      452,534      984,044

    Total                   $ 5,398,544  $ 3,375,255  $ 3,956,147
                            ===========  ===========  ===========

Depreciation, depletion
and amortization:
  Gas sales and transpor-
    tation                 $ 1,643,738   $ 1,570,769  $ 1,491,127
  Oil and gas production     1,674,326     1,654,268    1,533,305

    Total                  $ 3,318,064   $ 3,225,037  $ 3,024,432
                           ===========   ===========  ===========

Capital expenditures:
  Gas sales and transpor-
    tation and other       $ 6,081,623   $ 3,055,855  $ 2,847,869
  Oil and gas production     2,509,034     2,487,727    2,187,527

    Total                  $ 8,590,657   $ 5,543,582  $ 5,035,396
                           ===========   ===========  ===========

Identifiable assets:
  Gas sales and transpor-
    tation                 $54,236,774   $51,168,979  $44,385,944
  Oil and gas production    25,090,920    25,436,422   23,241,343
  Non-operating              1,201,394     1,291,767    1,568,095

    Total                  $80,529,088   $77,897,168  $69,195,382
                           ===========   ===========  ===========

NOTE 10 - DISCONTINUED OPERATIONS

          On March 18, 1991, the Company sold substantially all of the assets of National Energy and its subsidiary Flow Controls, Inc. (previously reported as the product sales and services segment of the business) for a cash payment of $1,439,175 plus a secured promissory note in the principal amount of $552,113.

          The Company was aware that the debtor had suffered continued losses since inception on March 18, 1991. As a result of the losses sustained and the uncertainty as to whether the debtor would continue as a going concern, the Company established a reserve for the full value of the note in December 1992. An after-tax loss on disposal of $364,395 was recorded in the Company's 1992 Consolidated Statement of Income.

          In January 1994, the Company was notified that the debtor's assets were confiscated by its primary lender and the debtor ceased to continue as a going concern. The debtor's primary lender liquidated the assets and retained 100% of the proceeds to satisfy its lien.


NOTE 11 - QUARTERLY INFORMATION (UNAUDITED)

          The following represents the quarterly results for 1994 and 1993, which are unaudited. The first three quarters of 1994 and all of 1993 earnings per common share amounts have been restated to reflect the three-for-two stock split issued in December 1994.
                            Income(Loss)
                              Before            Net     Earnings
 Quarter      Operating       Federal         Income       Per
  Ended        Revenues      Income Tax       (Loss)      Share

03/31/94      $24,711,066   $3,030,987      $2,041,355  $ 0.31
06/30/94       12,543,002      600,049         436,804    0.06
09/30/94       10,424,906     (182,239)        (76,031)  (0.01)
12/31/94       14,043,818    1,379,840       1,087,313    0.16

03/31/93      $14,518,902   $2,518,594      $1,706,148  $ 0.25
06/30/93        7,372,229     (276,766)       (136,641)  (0.02)
09/30/93        6,938,300     (898,444)       (562,642)  (0.08)
12/31/93       17,853,342    1,541,947       1,064,771    0.16



NOTE 12 - OIL AND GAS INFORMATION

          Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization, were as follows:
                                             December 31,
                                          1994          1993

     Unproved oil and gas properties   $ 1,050,638  $   300,755
     Proved oil and gas properties      20,492,939   19,188,185
          Total property costs          21,543,577   19,488,940
     Accumulated depreciation,
          depletion and amortization    (6,414,352)  (5,064,994)
          Net capitalized costs        $15,129,225  $14,423,946
                                       ===========  ===========

          Costs incurred relating to oil and gas property acquisition and exploration activities were as follows:

                                    1994       1993      1992

     Acquisition of properties  $  797,383 $1,017,502 $1,957,334
     Exploration costs          $1,092,115 $  644,645 $  211,390
     Development costs          $  486,212 $  350,070 $  346,100

          The results of operations of the Company's oil and gas producing activities, which exclude items such as corporate overhead and gas marketing activities were as follows:

                                    1994       1993      1992

     Operating revenues         $3,716,554 $3,435,136 $3,662,236
     Production costs              619,619    750,487    688,378
     Exploration costs             555,069    644,645    211,390
     Depreciation, depletion
       and amortization          1,325,551  1,316,092  1,301,347
     Operating income            1,216,315    723,912  1,461,121
     Income tax expense            286,479    135,004    261,793
     Net income                 $  929,836 $  588,908 $1,199,328
                                ========== ========== ==========
Reserves (Unaudited)

          The following tables are estimates of the Company's net interests in quantities of proved reserves of crude oil and natural gas. All reserves are proved developed. The reserve quantities and the related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.
          Proved developed reserves are those expected to be recovered through existing wells, equipment, and operation methods.

(Oil in barrels, natural gas in thousands of cubic feet)

                                            Oil          Gas

Proved developed reserves

Balance at December 31, 1991              177,552   9,758,042
  Revision of previous estimates          (11,182)    (45,624)
  Extensions and discoveries               27,808     241,809
  Purchase of proved reserves              83,207   1,543,405
  Sale of proved reserves                  (2,047)   (207,543)
  Production                              (25,789) (1,172,722)

Balance at December 31, 1992              249,549  10,117,367
  Revision of previous estimates           (3,875)   (976,470)
  Extensions and discoveries               10,137     526,693
  Purchase of proved reserves              42,745     491,876
  Production                              (35,357) (1,111,835)

Balance at December 31, 1993              263,199   9,047,631
  Revision of previous estimates           16,569      28,468
  Extensions and discoveries               17,129     360,586
  Purchase of proved reserves                  --      83,144
  Production                              (47,487) (1,103,483)

Balance at December 31, 1994              249,410   8,416,346
                                         ========  ==========


Standardized Measure of Discounted Future Net Cash Flows
(Unaudited)

          The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimates of quantities of proved developed oil and gas reserves and the periods during which they are expected to be produced. Future development and production costs were computed based on year end costs to be incurred in developing and producing the proved reserves. The discount was computed by application of a 10% discount factor. The calculation also assumes the continuation of the existing economic, operating, and contractual conditions at December 31, 1994, 1993 and 1992.

         The standardized measure of discounted net cash flows relating to proved developed oil and gas reserves are as follows:

                                 1994        1993        1992

     Future cash flows       $26,229,302 $27,655,313 $31,239,141
     Future production costs  (8,090,928) (8,714,573) (9,433,499)
     Future net cash flows
       before income taxes    18,138,374  18,940,740  21,805,642
     Ten percent discount
       factor                 (6,601,884) (7,717,107) (9,345,672)
     Standardized measure
       before income taxes    11,536,490  11,223,633  12,459,970
       Future income tax
         expense              (2,623,460) (2,030,325) (2,647,934)
     Standardized measure
       after income taxes    $ 8,913,030 $ 9,193,308 $ 9,812,036
                             =========== =========== ===========

          The change in the standardized measure of discounted future net cash flows related to the proved oil and gas reserves at December 31, 1994, 1993 and 1992 is as follows.

                                         December 31,
                                 1994        1993        1992

     Beginning of year       $ 9,193,308 $ 9,812,036 $ 7,134,231
     Sales, net of
         production costs     (3,096,935) (2,684,649) (2,973,858)
       Net changes in
         prices and pro-
         duction costs           464,574    (800,172)    966,728
       Net change due to
         revisions in
         quantity estimates      190,202  (1,067,000)   (121,180)
       Extensions and
         discoveries             412,350     638,789     234,103
       Purchase of reserves       75,301     755,004   2,522,598
       Sale of reserves               --          --    (238,621)
       Net change in income
         taxes                  (593,135)    617,609   2,098,814
       Accretion of discount     919,331     981,204     713,423
       Other                   1,348,034     940,487    (524,202)
     End of year             $ 8,913,030 $ 9,193,308 $ 9,812,036
                             =========== =========== ===========




                         EXHIBIT INDEX
                                               Reference
Exhibit                                               Commission
Number          Description           File No.        Exhibit No.

 2       Stock Purchase Agreement     1-8223        Incorporated
          dated September 12, 1991                  by reference
          by and between National                   from Exhibit
          Gas & Oil Company and                     2 of Form
          Stone Container                           8-K filed on
          Corporation                               October 14,
                                                    1991.

 3(a)    Articles of Incorporation    2-72682       Incorporated
          of National Gas & Oil Co.                 by reference
                                                    from Exhibit
                                                    3(a) of Form
                                                    S-14 filed
                                                    on June 8,
                                                    1981.

 3(b)    Code of Regulations of       2-72682       Incorporated
          National Gas & Oil Co.                    by reference
                                                    from Exhibit
                                                    3(b) of Form
                                                    S-14 filed
                                                    on June 8,
                                                    1981.

10(a)    National Gas & Oil          33-55390       Incorporated
          Company Salary                            by reference
          Deferral Plan                             from Exhibit
                                                    28(b) of
                                                    Form S-8
                                                    filed on
                                                    December 4,
                                                    1992.

10(b)    Amended and Restated        33-55388       Incorporated
          National Gas & Oil                        by reference
          Company Compensation                      from Exhibit
          Plan for Outside                          28(c) of
          Directors                                 Form S-8
                                                    filed on
                                                    December 4,
                                                    1992.

10(c)    Summary of Salary                          Page 54
          Administration Plan

21       Subsidiaries of the
          Registrant                                Page 55

24       Powers of Attorney of
          Directors                                 Page 56-62

27       Financial Data Schedule                    Page 63

99(a)    Credit Agreement dated       1-8223        Incorporated
          October 1, 1991 by and                    by reference
          among National Gas &                      from Exhibit
          Oil Company, Stone                        28 of Form
          Resource and Energy                       8-K filed on
          Corporation and                           October 14,
          BancOhio National                         1991.
          Bank.