Form 10-K/A
period 1994-12-31
NATIONAL GAS & OIL CO
filed 1995-04-27
CIK 355313

_________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-K/A

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-
K OR ANY AMENDMENT TO THIS FORM 10-K.  [   ]

THE  AGGREGATE  MARKET  VALUE  OF  THE  VOTING  SHARES  HELD   BY
NONAFFILIATES  OF  THE  REGISTRANT  AS  OF  MARCH  1,   1995   IS
$67,130,415.

AS  OF  MARCH  1, 1994, THE NUMBER OF SHARES OUTSTANDING  OF  THE
REGISTRANT'S $1.00 PAR VALUE COMMON SHARES WAS 6,661,477 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts  of  the  definitive Proxy Statement for  the  1995  Annual
Meeting  of Shareholders are incorporated by reference into  Part
III of this 10-K.

                            PART III

           The information called for by PART III is incorporated by reference from the Registrant's definitive proxy statement relating to the Registrant's annual meeting of shareholders to be held May 18, 1995 (the "definitive proxy statement"), which involves the election of directors, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1994. Neither the report on Executive Compensation nor the performance graph included in the Registrant's definitive proxy statement shall be deemed incorporated herein by reference.

           In addition, as required by Item 10. Directors and Executive Officers of the Registrant of Form 10-K, the following information is being provided in response to the requirements of
Item 405 of Regulation S-K:

           To the Registrant's knowledge, during the fiscal year ended December 31, 1994, all filing requirements applicable to officers, directors and greater than 10% beneficial owners of the common shares of the Registrant under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with; except that Mason B. Starring, III, a director of the Registrant, filed one report, covering one transaction, late.

                           SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL GAS & OIL COMPANY
                                       (Registrant)

Date:  April 27, 1995
                         By: /s/ Lawrence P. Haren
                         Lawrence P. Haren, Executive Vice President,
                         Treasurer and Chief Financial Officer