Form 10-Q
period 1995-03-31
NATIONAL GAS & OIL CO
filed 1995-05-15
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                         --------------

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         --------------

For Quarter Ended  March 31, 1995
                                    Commission file number 1-8223

                   NATIONAL GAS & OIL COMPANY
                   (Exact name of registrant)


     Ohio                                    31-1004640
    (State)                                (I.R.S. Employer
                                            Identification No.)

            1500 Granville Road, Newark, Ohio  43055
             (Address of principal executive office)


         Registrant's telephone number (614)   344-2102
                                     Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X                                  No


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

$1.00 Par Value - Common                         6,661,477 shares

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                   MARCH 31, 1995

              NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED MARCH 31,

                                                 1995         1994
OPERATING REVENUES:
     Gas sales                               $10,533,731  $13,486,913
     Transportation                            1,691,300    1,652,621
     Oil and gas production                    5,806,393    9,571,532

TOTAL OPERATING REVENUES                      18,031,424   24,711,066

OPERATING EXPENSES:
     Purchased gas - gas sales                 6,124,433    9,342,554
     Purchased gas - oil and gas production    4,290,632    8,243,825
     Operation and maintenance                 2,243,976    2,076,295
     Depreciation, depletion and amortization    883,749      852,729
     Taxes other than income                   1,038,778    1,016,605

TOTAL OPERATING EXPENSES                      14,581,568   21,532,008

OPERATING INCOME                               3,449,856    3,179,058

Other income                                      31,147       31,105
Interest expense                                 269,595      179,176
Federal income taxes                           1,047,918      989,632

NET INCOME                                   $ 2,163,490  $ 2,041,355
                                             ===========  ===========

Net income per share                         $      0.32  $      0.31
                                             ===========  ===========

Average number of shares outstanding           6,661,477    6,661,477
                                             ===========  ===========

Cash dividend per share                      $      0.06  $      0.06
                                             ===========  ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the three-for-two stock split in December 1994.

The accompanying notes are an integral part of these statements.

                                                             FORM 10-Q
                                                         QUARTER ENDED
                                                        MARCH 31, 1995

                      NATIONAL GAS & OIL COMPANY
                      CONSOLIDATED BALANCE SHEET
                                ASSETS


                                        March 31,    December 31,
                                          1995           1994

PROPERTY, PLANT AND EQUIPMENT

  Gas utility properties               $58,758,969    $58,155,708
  Less - Accumulated depreciation       21,107,854     20,637,405

                                        37,651,115     37,518,303

  Oil and gas properties,
    successful efforts                  21,304,371     21,543,577
  Less - Accumulated depreciation,
    depletion and amortization           6,796,549      6,414,352

                                        14,507,822     15,129,225

  Other - net                            5,560,700      5,748,532


CURRENT ASSETS
  Cash and cash equivalents              3,629,530      1,271,186
  Short-term investments                 1,641,885      1,842,848
  Accounts receivable - net             10,226,704      9,770,469
  Gas in underground storage               643,700      3,333,358
  Materials and supplies,
    at average cost                      1,070,645      1,004,369
  Other, primarily prepaid taxes         2,187,675      2,802,679

                                        19,400,139     20,024,909

OTHER ASSETS
  Recoverable gas cost                     930,321      1,206,941
  Other                                    867,540        901,178

                                         1,797,861      2,108,119

TOTAL ASSETS                           $78,917,637    $80,529,088
                                       ===========    ===========






The accompanying notes are an integral part of these statements.

                                                             FORM 10-Q
                                                         QUARTER ENDED
                                                        MARCH 31, 1995

                      NATIONAL GAS & OIL COMPANY
                      CONSOLIDATED BALANCE SHEET
                    CAPITALIZATION AND LIABILITIES

                                         March 31,    December 31,
                                            1995          1994

CAPITALIZATION
  Shareholders' equity -
    Common stock, par value $1 per
    share, authorized 7,000,000
    shares, issued 6,819,400 shares    $ 6,819,400   $ 6,819,400
  Paid in capital                       29,498,108    29,498,107
  Retained earnings                      6,042,767     4,278,964
  Treasury stock, 157,923 shares
    at cost                             (1,550,509)   (1,550,509)

    TOTAL SHAREHOLDERS' EQUITY          40,809,766    39,045,962

  Long-term debt                        11,287,197    12,955,973

CURRENT LIABILITIES
  Current maturities of long-term debt     877,254       877,695
  Short-term loans                       1,300,000     3,050,000
  Accounts payable                       4,218,557     4,498,197
  Accrued income and other taxes         3,713,517     3,988,887
  Refundable gas cost                    2,342,703     1,450,973
  LIFO inventory reserve                   299,277            --
  Other                                  1,467,186     1,522,889

                                        14,218,494    15,388,641


DEFERRED CREDITS AND OTHER LIABILITIES
  Federal income taxes                   7,964,962     8,521,800
  Investment tax credits                 1,157,601     1,182,072
  Accrued transition costs               1,177,621     1,177,621
  Health care and other                  2,301,996     2,257,019

                                        12,602,180    13,138,512

TOTAL CAPITALIZATION AND LIABILITIES   $78,917,637   $80,529,088
                                       ===========   ===========





The accompanying notes are an integral part of these statements.

                                                             FORM 10-Q
                                                         QUARTER ENDED
                                                        MARCH 31, 1995
                      NATIONAL GAS & OIL COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31,

                                            1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                            $ 2,163,490  $ 2,041,355
  Reconciliation of net income to net
    cash provided by operating activities
      Depreciation, depletion and
        amortization                        938,957      884,759
      Deferred income taxes                (946,198)    (361,480)
      Other, net                             69,356      (24,994)
  Change in assets and liabilities:
      Accounts receivable                  (550,062)    (225,994)
      Short-term investments                200,963      523,780
      Gas in underground storage and
        LIFO reserve                      2,988,935    2,786,610
      Materials and supplies                (66,276)      27,207
      Deferred gas costs                  1,168,350      619,222
      Accounts payable                     (279,640)  (1,648,031)
      Prepaid taxes                         615,004    1,088,785
      Other, net                            720,988      (73,692)

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    7,023,867    5,637,527

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                     (872,302)  (1,281,462)
  Salvage on retirement of facilities        25,685       37,759

NET CASH USED IN INVESTING ACTIVITIES      (846,617)  (1,243,703)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt     (369,217)  (1,391,055)
  Proceeds from long-term debt                   --    6,000,000
  Net borrowings under short-term
    bank loans                           (3,050,000)  (3,450,000)
  Dividends paid                           (399,689)    (399,713)

NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                     (3,818,906)     759,232

NET INCREASE IN CASH & CASH EQUIVALENTS   2,358,344    5,153,056

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                 1,271,186      554,761

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                $ 3,629,530  $ 5,707,817
                                        ===========  ===========
The accompanying notes are an integral part of these statements.

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                   MARCH 31, 1995

                   NATIONAL GAS & OIL COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated balance sheet and related statement of cash flows, and the comparative income statement have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at March 31, 1995 and 1994 have been included, and were normal recurring adjustments. Certain minor reclassification have been made for comparative purposes.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At March 31, 1995, gas in underground storage decreased 544,486 Mcf from December 31, 1994, due to the seasonal nature of the Company's business. That nature is injecting natural gas into underground storage in the summer and withdrawing the gas in the winter during high demand periods. The reserve for LIFO inventory of $299,277 is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

3.   Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
                                  Three Months Ended March 31,
                                   1995                 1994

               Income taxes      $450,000             $     --
               Interest          $393,717             $178,401

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                   MARCH 31, 1995

           NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Results

          Operating revenues have been separated into revenues generated from the sale and transportation of natural gas by National Gas & Oil Corporation (National Gas) and Producers Gas Sales, Inc. (Producers) and the sale of oil and gas produced and purchased by NGO Development Corporation (NGO Development). The revenues of the holding company, National Gas & Oil Company, and other income from all subsidiaries are included under other income.

          Consolidated revenue of $18,031,000 in the first quarter of 1995 decreased by 27 percent from first quarter 1994 consolidated revenue. The major change in revenue can be attributed to decreased gas marketing activity by NGO Development and decreased gas sales by National Gas due to warmer weather in the first quarter of 1995.

          Net income in the first quarter of 1995 amounted to $2,163,000, an increase of $122,000 or 6 percent from the first quarter of 1994. The increase is attributed to increased margins from transportation customers and increased margins related to gas marketing activities.

          Net income per common share in the first quarter of 1995 was $.32 as compared to $.31 in the first quarter of 1994.

Gas Sales and Transportation

          Operating revenues associated with this segment of the business decreased by $2,915,000 or 19 percent in the first quarter of 1995 as compared to the first quarter of 1994 due to a decrease in the volume of gas sold as a result of the warmer weather and due to a decrease in the price of gas sold as a result of a lower gas cost. Additionally, Producers Gas revenues decreased due to a loss in incremental throughput.

          Net income of the gas sales and transportation segment during the first quarter increased $90,000 as compared to net income in the first quarter of 1994. The increase is primarily the result of the transportation fees associated with the now operational pipeline to an electric generation facility.

          Volumes of gas sold and transported to various customer classes for the first three months decreased 17% over the first three months of 1994.

                                  Three Months Ended March 31,
       Gas Throughput (Mcf)           1995           1994

     Gas Sales:
       Industrial                     30,508         35,494
       Residential                   995,794      1,120,356
       Commercial                    425,520        489,602
         Total Gas Sales           1,451,822      1,645,452
     Transportation                2,751,482      3,412,616
         Total Gas Throughput      4,203,304      5,058,068
                                   =========      =========

          Operation and maintenance expenditures have increased
4% during the first quarter as compared to the first quarter of 1994 primarily due to increased labor costs.


Oil and Gas Sales

          Operating revenues from the oil and gas sales segment decreased $3,782,653 in the first quarter of 1995 as compared to the first quarter of 1994. The decrease is due to decreased gas marketing sales by NGO Development as a result of decreased market activity. Operating expenses for this business segment have remained relatively flat with purchased gas expense decreasing to correspond with the decrease in gas marketing revenue.

          Net income for the period increased $34,000 primarily due to increased margins from gas marketing activity.

General

          The first quarter 1995 increase in interest expense as compared to the first quarter 1994 is the result of interest on National Gas' $6 million of Senior Unsecured Notes. These Notes were issued in 1994 to complete a pipeline to an electric generation facility, to upgrade storage facilities and to complete various other capital projects.

Federal Income Taxes

          The change in federal income tax expense for the quarter reflects the changes in taxable income for the consolidated companies.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

          The primary sources and uses of cash during the three month period ending March 31 are summarized in the following condensed cash flow statement:

                   Sources and (Uses) of Cash
                                         1995           1994

Provided by Operating Activities     $ 7,023,867    $ 5,637,527
Capital Expenditures, net of salvage    (846,617)    (1,243,703)
Net Borrowings                        (3,419,217)     1,158,945
Common Dividends                        (399,689)      (399,713)
  Net Increase in Cash &
    Cash Equivalents                 $ 2,358,344    $ 5,153,056
                                     ===========    ===========

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

Capital Expenditures

          In the first quarter of 1995 the gas sales and transportation segment accounted for 69 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 31 percent which was primarily used for the development and/or completion of various interest in oil and gas wells. Capital expenditures in the first quarter 1995 have decreased due to decreased oil and gas drilling in response to lower gas prices.

          Capital expenditures vary significantly by quarter. The Company estimates that normal capital expenditures in 1995 to support existing operations will be approximately $2,500,000. The construction and drilling programs are continually evaluated and actual expenditures may be more or less.

Financing and Liquidity

          The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.

          As of March 31, 1995, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $6,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.6875% to 8.5000%. During the first quarter, the Company utilized these credit lines and as of March 31, 1995, all short-term draws were repaid. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will utilize its credit lines for additional funds during the third and fourth quarters of 1995.

          Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit which expires in February 1996. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. During 1993, NGO Development borrowed $2.55 million against this credit line for various acquisitions and pipeline projects. During 1994 and the first quarter of 1995, $1.25 million of the credit line was repaid and $1.3 million remained outstanding as of March 31, 1995.

          In March 1994, National Gas issued $6 million of Senior Unsecured Notes in a private placement to a qualified investor.
The proceeds were utilized by National Gas to fund various capital projects in 1994 and 1995, including the $3.5 million pipeline project to provide gas service to a new customer. The notes bear a fixed interest rate of 6.63%, have a maturity of 15 years and an average life of 9 years. The notes carry a 100% guaranty by the Company. The Company is not aware of any material events or uncertainties which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.

Dividends

          The Company paid cash dividends of $399,689 and $399,713 during the three months ended March 31, 1995 and 1994, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.

Effects of Inflation

          All of the Company's long-term bank loans accrue interest at a fluctuating rate equal to either the bank's prime rate or to a rate tied to the London Interbank Offered Rate (LIBOR). Because of the fluctuating rate, the Company is exposed to increases in interest expense should rates increase due to inflation.

          During the third quarter of 1994, National Gas analyzed the need for additional base rate increases and decided to apply for rate increases to cover increases in operating expenses. Rate increases over a three year period have been successfully negotiated with all municipalities served by National Gas.

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                   MARCH 31, 1995
                   NATIONAL GAS & OIL COMPANY
                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

       None.

Item 2.     Changes in Securities.

       None.

Item 3.     Default upon Senior Securities.

       None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

       None.

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                   MARCH 31, 1995



                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL GAS & OIL COMPANY
                                           (Registrant)




Date:  May 15, 1995
                               Lawrence P. Haren
                               Executive Vice President, Chief
                               Financial Officer and Treasurer


Date:  May 15, 1995
                               John B. Denison
                               Vice President and Secretary