Form 10-Q
period 1995-06-30
NATIONAL GAS & OIL CO
filed 1995-08-14
CIK 355313

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                         --------------

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         --------------

For Quarter Ended  June 30, 1995
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

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                    JUNE 30, 1995

              NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED JUNE 30,

                                                 1995         1994
OPERATING REVENUES:
     Gas sales                               $ 3,071,144  $ 5,252,857
     Transportation                            1,324,143    1,091,442
     Oil and gas production                    5,009,398    6,198,703

TOTAL OPERATING REVENUES                       9,404,685   12,543,002

OPERATING EXPENSES:
     Purchased gas - gas sales                 1,526,905    3,517,179
     Purchased gas - oil and gas production    3,726,792    4,719,366
     Operation and maintenance                 2,169,735    2,042,957
     Depreciation, depletion and amortization    883,750      852,729
     Taxes other than income                     666,365      692,173

TOTAL OPERATING EXPENSES                       8,973,547   11,824,404

OPERATING INCOME                                 431,138      718,598

Other income                                      82,324      101,913
Interest expense                                 237,726      220,462
Federal income taxes                              49,790      163,245

NET INCOME                                   $   225,946  $   436,804
                                             ===========  ===========

Net income per share                         $      0.03  $      0.07
                                             ===========  ===========

Average number of shares outstanding           6,661,477    6,661,477
                                             ===========  ===========

Cash dividend per share                      $      0.06  $      0.06
                                             ===========  ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the three-for-two stock split in December 1994.

The accompanying notes are an integral part of these statements.

                                                             FORM 10-Q
                                                         QUARTER ENDED
                                                         JUNE 30, 1995

              NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                   FOR THE SIX MONTHS ENDED JUNE 30,

                                                 1995         1994
OPERATING REVENUES:
     Gas sales                               $13,604,875  $18,889,242
     Transportation                            3,015,443    2,594,591
     Oil and gas production                   10,815,791   15,770,235

TOTAL OPERATING REVENUES                      27,436,109   37,254,068

OPERATING EXPENSES:
     Purchased gas - gas sales                 7,651,338   12,859,733
     Purchased gas - oil and gas production    8,017,424   12,963,191
     Operation and maintenance                 4,413,711    4,119,252
     Depreciation, depletion and amortization  1,767,499    1,705,458
     Taxes other than income                   1,705,143    1,708,778

TOTAL OPERATING EXPENSES                      23,555,115   33,356,412

OPERATING INCOME                               3,880,994    3,897,656

Other income                                     113,474      133,018
Interest expense                                 507,321      399,638
Federal income taxes                           1,097,708    1,152,877

NET INCOME                                   $ 2,389,439  $ 2,478,159
                                             ===========  ===========

Net income per share                         $      0.36  $      0.37
                                             ===========  ===========

Average number of shares outstanding           6,661,477    6,661,477
                                             ===========  ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the three-for-two stock split in December 1994.

The accompanying notes are an integral part of these statements.

                                                             FORM 10-Q
                                                         QUARTER ENDED
                                                         JUNE 30, 1995

              NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                        June 30,     December 31,
                                          1995           1994

PROPERTY, PLANT AND EQUIPMENT

  Gas utility properties               $60,428,947    $58,155,708
  Less - Accumulated depreciation       21,581,810     20,637,405

                                        38,847,137     37,518,303
  Oil and gas properties,
    successful efforts                  21,544,973     21,543,577
  Less - Accumulated depreciation,
    depletion and amortization           7,181,174      6,414,352

                                        14,363,799     15,129,225

  Other - net                            5,502,740      5,748,532

TOTAL PROPERTY, PLANT AND EQUIPMENT     58,713,676     58,396,060

CURRENT ASSETS
  Cash and cash equivalents              4,216,146      1,271,186
  Short-term investments                 1,005,901      1,842,848
  Accounts receivable - net              6,200,652      9,770,469
  Gas in underground storage             1,817,425      3,333,358
  Materials and supplies,
    at average cost                      1,077,372      1,004,369
  Other, primarily prepaid taxes         2,171,827      2,802,679

TOTAL CURRENT ASSETS                    16,489,323     20,024,909

OTHER ASSETS
  Recoverable gas cost                     872,354      1,206,941
  Other                                    835,650        901,178

TOTAL OTHER ASSETS                       1,708,004      2,108,178


TOTAL ASSETS                           $76,911,003    $80,529,088
                                       ===========    ===========

The accompanying notes are an integral part of these statements.

                                                             FORM 10-Q
                                                         QUARTER ENDED
                                                         JUNE 30, 1994

              NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                    CAPITALIZATION AND LIABILITIES

                                         June 30,     December 31,
                                           1995           1994

CAPITALIZATION
  Shareholders' equity -
    Common stock, par value $1 per
    share, authorized 14,000,000
    shares, issued 6,819,400 shares    $ 6,819,400   $ 6,879,400
  Paid in capital                       29,498,107    29,498,107
  Retained earnings                      5,869,025     4,278,964
  Treasury stock, 157,923 shares
    at cost                             (1,550,509)   (1,550,509)

TOTAL SHAREHOLDERS' EQUITY              40,636,023    39,045,962

  Long-term debt                        11,615,300    12,955,973

CURRENT LIABILITIES
  Current maturities of long-term debt     877,884       877,695
  Short-term loans                              --     3,050,000
  Accounts payable                       5,316,357     4,498,197
  Accrued income and other taxes         1,997,699     3,988,887
  LIFO inventory reserve                   214,864            --
  Refundable gas cost                    1,830,616     1,450,973
  Other                                  1,800,927     1,522,889

TOTAL CURRENT LIABILITIES               12,038,347    15,388,641

DEFERRED CREDITS AND OTHER LIABILITIES
  Federal income taxes                   7,976,328     8,521,800
  Investment tax credits                 1,133,130     1,182,072
  Accrued transition costs               1,177,621     1,177,621
  Health care and other                  2,334,254     1,522,889

TOTAL DEFERRED CREDITS AND OTHER        12,621,333    13,138,512

TOTAL CAPITALIZATION AND LIABILITIES   $76,911,003   $80,529,088
                                       ===========   ===========


The accompanying notes are an integral part of these statements.

                                                             FORM 10-Q
                                                         QUARTER ENDED
                                                         JUNE 30, 1995
              NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30,

                                            1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                            $ 2,389,439  $ 2,478,159
  Reconciliation of net income to net
    cash provided by operating activities
      Depreciation, depletion and
        amortization                      1,835,928    1,770,740
      Deferred income taxes                (743,630)    (166,158)
      Other, net                            202,915       (5,634)
  Change in assets and liabilities:
      Accounts receivable                 3,475,690    4,253,386
      Short-term investments               (836,947)     741,952
      Gas in underground storage and
        LIFO reserve                      1,730,797      637,269
      Materials and supplies                (73,003)      25,708
      Deferred gas costs                    334,587    1,119,629
      Accounts payable                      818,160   (1,195,301)
      Prepaid taxes                         800,585    1,510,928
      Other, net                            989,400   (1,053,724)

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                   10,923,921   10,116,954

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                   (2,827,488)  (3,628,302)
  Salvage on retirement of facilities        38,388       42,503

NET CASH USED IN INVESTING ACTIVITIES    (2,789,100)  (3,585,799)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt   (1,340,483)  (1,613,296)
  Proceeds from long-term debt                   --    6,000,000
  Net borrowings under short-term
    bank loans                           (3,050,000)  (3,450,000)
  Dividends paid                           (799,378)    (799,430)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                   (5,189,861)     137,274

NET INCREASE IN CASH & CASH EQUIVALENTS   2,944,960    6,668,429

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                 1,271,186      554,761

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                $ 4,216,146  $ 7,223,190
                                        ===========  ===========
The accompanying notes are an integral part of these statements.

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                    JUNE 30, 1995

           NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated balance sheets, statement of cash flows, and income statements have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at June 30, 1995 and 1994 have been included, and were normal recurring adjustments. Certain reclassifications have been made for comparative purposes.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At June 30, 1995, gas in underground storage which is accounted for under LIFO decreased 134,114 Mcf from December 31, 1994, due to the seasonal nature of the Company's business. The Company injects natural gas into underground storage in the summer and withdraws the gas in the winter during high demand periods. The reserve for LIFO inventory of $214,864 is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

3.   Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
                                  Six Months Ended June 30,
                                     1995            1994

               Income taxes       $1,400,000       $     --
               Interest           $  539,507       $298,225

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                    JUNE 30, 1995

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

          Consolidated revenue of $9,405,000 in the second quarter of 1995 decreased by 25 percent from second quarter 1994 consolidated revenue. The major change in revenue can be attributed to decreased residential and commercial throughput and the decrease in gas prices. A reduction in production and marketing activities by NGO Development between periods also contributed to the decline.

          Net income in the second quarter of 1995 amounted to $226,000, a decrease of $211,000 from the second quarter of 1994.

          Net income per common share in the second quarter of 1995 was $.03 as compared to $.07 in the second quarter of 1994. The decrease is primarily attributed to the decrease in income generated by the sale and transportation of natural gas and from the oil and gas production segment.

Gas Sales and Transportation

          Operating revenues associated with this segment of the business decreased by 31 percent in the second quarter of 1995 as compared to the second quarter of 1994 due to a decrease in the volume of gas sold and transported and a decrease in the price of gas sold to residential and commercial customers as a result of declining gas prices.

          Net income of the gas sales and transportation segment during the second quarter decreased $84,000 as compared to the second quarter of 1994. The decrease is primarily the result of decreased throughput and higher operations and maintenance expense between periods.

          Volumes of gas sold and transported to various customer
classes for the second quarter decreased 14% over the second quarter of 1994.
                                  Three Months Ended June 30,
       Gas Throughput (Mcf)           1995           1994

     Gas Sales:
       Industrial                     11,183         10,341
       Residential                   335,931        362,591
       Commercial                    143,209        150,451
         Total Gas Sales             490,323        523,383
     Transportation                1,684,757      1,998,692
         Total Gas Throughput      2,175,080      2,522,075
                                   =========      =========

          The decrease in purchased gas expense is the result of the corresponding decrease in gas sales revenues. Operations and maintenance expenditures have increased 6% during the second quarter as compared to the second quarter of 1994 primarily due to increased labor costs.

Oil and Gas Production

          Operating revenues from the oil and gas production segment decreased $1,189,000 in the second quarter of 1995 as compared to the second quarter of 1994. The decrease is due primarily to the decrease in gas prices and decreased gas marketing activity by NGO Development. Operating expenses for this business segment have remained relatively flat with purchased gas expense decreasing to correspond with the decrease in gas marketing revenue.

          Net income for the period decreased $94,000 primarily due to decreasing margins and the reduction in gas marketing activity.

General

          Interest expense increased $17,000 between periods due to higher interest rates on the variable rate portions of the Company's long-term debt. Other income decreased $20,000 in the second quarter of 1995 as compared to the second quarter of 1994, primarily due to a reduction in investment income.

Federal Income Taxes

          The change in federal income tax expense for the quarter reflects the changes in taxable income for the consolidated companies. Taxable income has decreased due to an increase in the estimated percentage depletion between periods.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

          The primary sources and uses of cash during the six month period ending June 30 are summarized in the following condensed cash flow statement:

                   Sources and (Uses) of Cash
                                         1995            1994

Provided by Operating Activities     $10,923,921     $10,116,954
Capital Expenditures, net of salvage  (2,789,100)     (3,585,799)
Net Borrowings                        (4,390,483)        936,704
Common Dividends                        (799,378)       (799,430)

  Net Increase in Cash &
    Cash Equivalents                 $ 2,944,960     $ 6,668,429
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

Capital Expenditures

          In the first six months of 1995 the gas sales and transportation segment accounted for 80 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 20 percent which was primarily used for the development and/or completion of various interest in oil and gas wells. Capital expenditures in the first six months of 1995 have decreased due to decreased oil and gas drilling in response to lower gas prices.

Financing and Liquidity

          The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.

          As of June 30, 1995, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $6,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging form 6.6875% to 8.5000%. During the first six months, the Company utilized these credit lines and as of June 30, 1995, all short-term draws were repaid. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will utilize its credit lines for additional funds during the third and fourth quarters of 1995.

          Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit which expires in February 1997. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. During 1993, NGO Development borrowed $2.55 million against this credit line for various acquisitions and pipeline projects. During 1994 and the first six months of 1995, $2 million of the credit line was repaid and $550,000 remained outstanding as of June 30, 1995.

          The Company is not aware of any material events or uncertainties which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.

Dividends

          The Company paid cash dividends of $799,378 and $799,430 during the six months ended June 30, 1995 and 1994, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company.

Effects of Inflation

          All of the Company's long-term bank loans accrue interest at a fluctuating rate equal to either the bank's prime rate or to a rate tied to the London Interbank Offered Rate (LIBOR). Because of the fluctuating rate, the Company is exposed to increases in interest expense should rates increase due to inflation.

          During the third quarter of 1993, National Gas analyzed the need for additional base rate increases and decided to apply for rate increases to cover increases in operating expenses. Rate increases over a three year period have been successfully negotiated with all municipalities served by National Gas.

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                    JUNE 30, 1995

                   NATIONAL GAS & OIL COMPANY
                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

       None.

Item 2.     Changes in Securities.

       None.

Item 3.     Default upon Senior Securities.

       None.

Item 4.     Submission of Matters to a Vote of Security Holders.

The 1995 Annual Meeting of Shareholders was held on May
18, 1995, at Newark, Ohio.  There were 6,026,168 shares
(90%) represented at the meeting. The following person were elected as Directors for a term of three years:
David C. Easley (6,010,620), Patrick J. McGonagle
(6,015,012) and Graham R. Robb (6,014,400).

By a vote of 5,856,509 (87.9%) in favor, with 119,620
(1.8%) against and 48,756 (0.7%) abstaining, the shareholders resolved to adopt the amendment to the Company's Articles of Incorporation to increase the maximum number of common shares which the Company shall be authorized to have outstanding from 7,000,000 to 14,000,000.

The shareholders further voted in favor of a motion to ratify the appointment of Price Waterhouse LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 1995.
There were 5,999,480 (90.1%) votes cast in favor, 7,132
(0.1%) against and 18,273 (0.3%) abstaining.

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

       None.

                                                        FORM 10-Q
                                                    QUARTER ENDED
                                                    JUNE 30, 1995



                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL GAS & OIL COMPANY
                                           (Registrant)




Date:  August 9, 1995          /s/ John B. Denison
                               John B. Denison
                               Vice President and Secretary



Date:  August 9, 1995          /s/ Lawrence P. Haren
                               Lawrence P. Haren
                               Executive Vice President, Chief
                               Financial Officer and Treasurer