Form 10-Q/A
period 1995-06-30
NATIONAL GAS & OIL CO
filed 1995-08-15
CIK 355313

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                         --------------

                            FORM 10-Q/A

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

                   NATIONAL GAS & OIL COMPANY
                   PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          27.  Financial Data Schedule, amended.



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