Form 10-Q
period 1995-09-30
NATIONAL GAS & OIL CO
filed 1995-11-15
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                                --------------

For Quarter Ended September 30, 1995
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

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1995

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                          1995         1994
OPERATING REVENUES:
      Gas sales                                       $ 1,597,219  $ 3,452,390
      Transportation                                    1,126,563    1,028,374
      Oil and gas production                            4,125,143    5,944,142
                                                      -----------  -----------

TOTAL OPERATING REVENUES                                6,848,925   10,424,906
                                                      -----------  -----------

OPERATING EXPENSES:
      Purchased gas - gas sales                           745,473    2,286,089
      Purchased gas - oil and gas production            3,081,747    4,469,387
      Operation and maintenance                         2,228,125    2,261,283
      Depreciation, depletion and amortization            883,749      852,729
      Taxes other than income                             653,929      616,500
                                                      -----------  -----------

TOTAL OPERATING EXPENSES                                7,593,023   10,485,988
                                                      -----------  -----------

OPERATING INCOME (LOSS)                                  (744,098)     (61,082)
                                                      -----------  -----------

Other income                                               68,614      102,376
Interest expense                                          259,345      223,533
Federal income taxes (benefit)                           (466,223)    (106,208)
                                                      -----------  -----------

NET INCOME (LOSS)                                     $  (468,606) $   (76,031)
                                                      ===========  ===========

Net income (loss) per share                           $     (0.07) $     (0.01)
                                                      ===========  ===========

Average number of shares outstanding                    6,661,477    6,661,477
                                                      ===========  ===========


     The per share amounts and the average number of shares outstanding have been restated to reflect the three-for-two stock split in December 1994.

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1995

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                          1995         1994
OPERATING REVENUES:
      Gas sales                                       $15,202,094  $22,341,631
      Transportation                                    4,142,006    3,622,966
      Oil and gas production                           14,940,934   21,714,377
                                                      -----------  -----------

TOTAL OPERATING REVENUES                               34,285,034   47,678,974
                                                      -----------  -----------

OPERATING EXPENSES:
      Purchased gas - gas sales                         8,396,811   15,145,822
      Purchased gas - oil and gas production           11,099,171   17,432,578
      Operation and maintenance                         6,641,836    6,380,035
      Depreciation, depletion and amortization          2,651,248    2,558,187
      Taxes other than income                           2,359,072    2,325,278

TOTAL OPERATING EXPENSES                               31,148,138   43,841,900
                                                      -----------  -----------

OPERATING INCOME                                        3,136,896    3,837,074
                                                      -----------  -----------

Other income                                              182,088      234,743
Interest expense                                          766,666      623,020
Federal income taxes                                      631,485    1,046,669
                                                      -----------  -----------

NET INCOME                                            $ 1,920,833  $ 2,402,128
                                                      ===========  ===========

Net income per share                                  $      0.29  $      0.36
                                                      ===========  ===========

Average number of shares outstanding                    6,661,477    6,661,477
                                                      ===========  ===========


     The per share amounts and the average number of shares outstanding have been restated to reflect the three-for-two stock split in December 1994.

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1995

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                     September 30,  December 31,
                                                         1995          1994

PROPERTY, PLANT AND EQUIPMENT

  Gas utility properties .....................      $61,431,252      $58,155,708
  Less - Accumulated depreciation ............       21,878,068       20,637,405
                                                    -----------      -----------

                                                     39,553,184       37,518,303
  Oil and gas properties,
    successful efforts .......................       23,111,426       21,543,577
  Less - Accumulated depreciation,
    depletion and amortization ...............        7,626,099        6,414,352
                                                    -----------      -----------

                                                     15,485,327       15,129,225

  Other - net ................................        4,296,542        5,748,532
                                                    -----------      -----------

TOTAL PROPERTY, PLANT AND EQUIPMENT ..........       59,335,053       58,396,060

CURRENT ASSETS
  Cash and cash equivalents ..................          466,718        1,271,186
  Short-term investments .....................        1,103,035        1,842,848
  Accounts receivable - net ..................        5,404,491        9,770,469
  Gas in underground storage .................        3,571,815        3,333,358
  Materials and supplies,
    at average cost ..........................        1,027,410        1,004,369
  Other, primarily prepaid taxes .............        1,371,746        2,802,679
                                                    -----------      -----------

TOTAL CURRENT ASSETS .........................       12,945,215       20,024,909
                                                    -----------      -----------

OTHER ASSETS
  Recoverable gas cost .......................          872,354        1,206,941
  Other ......................................          817,298          901,178
                                                    -----------      -----------

TOTAL OTHER ASSETS ...........................        1,689,652        2,108,119
                                                    -----------      -----------


TOTAL ASSETS .................................      $73,969,920      $80,529,088
                                                    ===========      ===========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1995

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        CAPITALIZATION AND LIABILITIES

                                                     September 30,  December 31,
                                                         1995          1994

CAPITALIZATION
  Shareholders' equity -
    Common stock, par value $1 per
    share, authorized 14,000,000
    shares, issued 6,819,400 shares ........     $  6,819,400      $  6,819,400
  Paid in capital ..........................       29,498,107        29,498,107
  Retained earnings ........................        5,000,730         4,278,964
  Treasury stock, 157,923 shares
    at cost ................................       (1,550,509)       (1,550,509)
                                                 ------------      ------------

TOTAL SHAREHOLDERS' EQUITY .................       39,767,728        39,045,962
                                                 ------------      ------------

  Long-term debt ...........................       11,394,892        12,955,973

CURRENT LIABILITIES
  Current maturities of long-term debt .....          878,975           877,695
  Short-term loans .........................          700,000         3,050,000
  Accounts payable .........................        3,528,128         4,498,197
  Accrued income and other taxes ...........        1,208,128         3,988,887
  LIFO inventory reserve ...................          351,560              --
  Refundable gas cost ......................        1,422,398         1,450,973
  Other ....................................        2,050,633         1,522,889
                                                 ------------      ------------

TOTAL CURRENT LIABILITIES ..................       10,139,822        15,388,641
                                                 ------------      ------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Federal income taxes .....................        8,003,324         8,521,800
  Investment tax credits ...................        1,108,659         1,182,072
  Accrued transition costs .................        1,177,621         1,177,621
  Health care and other ....................        2,377,874         2,257,019
                                                 ------------      ------------

TOTAL DEFERRED CREDITS AND OTHER ...........       12,667,478        13,138,512

TOTAL CAPITALIZATION AND LIABILITIES .......     $ 73,969,920      $ 80,529,088
                                                 ============      ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1995

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                        1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income .................................     $ 1,920,833      $ 2,402,128
  Reconciliation of net income to net
    cash provided by operating activities
      Depreciation, depletion and
        amortization .........................       2,784,545        2,657,857
       Deferred income taxes .................        (764,353)        (401,739)
       Other, net ............................          81,333          (91,748)
  Change in assets and liabilities:
       Accounts receivable ...................       4,365,978        5,608,969
       Short-term investments ................         739,813          286,148
       Gas in underground storage and
         LIFO reserve ........................         113,103       (1,559,249)
       Materials and supplies ................         (23,041)         (40,173)
       Deferred gas costs ....................        (685,695)         897,869
       Accounts payable ......................        (970,069)      (3,552,022)
       Prepaid taxes .........................       1,350,258             --
       Other, net ............................        (283,815)         668,247
                                                   -----------      -----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES .......................       8,628,890        6,876,287
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .......................      (4,358,912)      (6,342,854)
  Salvage on retirement of facilities ........          34,421           50,642
                                                   -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES ........      (4,324,491)      (6,292,212)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt .......      (1,559,800)        (730,325)
  Proceeds from long-term debt ...............            --          6,000,000
  Net borrowings under short-term
    bank loans ...............................      (2,350,000)      (5,000,000)
  Dividends paid .............................      (1,199,067)      (1,199,143)
                                                   -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES ........      (5,108,867)        (929,468)
                                                   -----------      -----------

NET DECREASE IN CASH & CASH EQUIVALENTS ......        (804,468)        (345,393)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR ....................................       1,271,186          554,761
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD .....................................     $   466,718      $   209,368
                                                   ===========      ===========
The accompanying  Notes to Consolidated  Financial  Statements are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1995

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated balance sheets, statements of cash flows, and income statements have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at September 30, 1995 and 1994 have been included, and were normal recurring adjustments.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At September 30, 1995, gas in underground storage which is accounted for under LIFO increased 417,458 Mcf from December 31, 1994, due to the seasonal nature of the Company's business. The Company injects natural gas into underground storage in the summer and withdraws the gas in the winter during high demand periods. Under the LIFO accounting method, the excess of the estimated current cost of replacing inventories of gas withdrawn from storage during the early part of the year over LIFO inventory cost is charged to the income statement and recorded as a current liability. This liability is reduced as inventory is replenished later in the year, and by year-end the liability is eliminated. The reserve for LIFO inventory of $351,560 as of September 30, 1995, is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1995

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

     Consolidated revenues for the first nine months of 1995 have decreased 28 percent from 1994. Consolidated revenue of $6,849,000 in the third quarter of 1995 represents a decrease of 34 percent from third quarter 1994 consolidated revenue. The major change in revenue can be attributed to decreased residential and commercial throughput and the decrease in gas prices. A reduction in production and marketing activities by NGO Development between periods also contributed to the decline.

     Consolidated net income for the first nine months of 1995 decreased $481,000 or 20 percent since 1994. Net loss for the third quarter of 1995 was $469,000, as compared to a loss of $76,000 for the third quarter of 1994.

     Net income per common share for the first nine months of 1995 was $0.29, as compared to $0.36 for 1994. Net loss per common share in the third quarter of 1995 was $0.07 as compared to $0.01 in the third quarter of 1994. The decrease is primarily attributed to the decrease in income generated by the sale and transportation of natural gas and from the oil and gas production segment.

Gas Sales and Transportation

     Operating revenues associated with this segment of the business decreased by 25 percent for the first nine months of 1995, as compared to 1994 and 40 percent in the third quarter of 1995 as compared to the third quarter of 1994. This is due to a decrease in the volume of gas sold and transported and a decrease in the price of gas sold to residential and commercial customers as a result of declining gas prices.

     Net income of the gas sales and transportation segment for the first nine months of 1995 has decreased $291,500 as compared to 1994. Net income during the third quarter decreased $278,000 as compared to the third quarter of 1994. These decreases are primarily the result of decreased throughput and higher operations and maintenance expense between periods.

     Volumes of gas sold and transported to various customer classes have decreased 15 percent for the first nine months of 1995 compared to 1994. Volumes for the third quarter decreased 12 percent over the third quarter of 1994.

                                       Three Months Ended September 30,
        Gas Throughput (Mcf)                 1995              1994
      ------------------------            ----------        -------

      Gas Sales:
        Industrial                            7,739          7,090
        Residential                         101,258        108,933
        Commercial                           47,139         52,877
                                          ---------      ---------
          Total Gas Sales                   156,136        168,900
      Transportation                      1,593,744      1,818,065
                                          ---------      ---------
          Total Gas Throughput            1,749,880      1,986,965
                                          =========      =========

     The decrease in purchased gas expense for the nine month and three month period is the result of the corresponding decrease in gas sales revenues. Operations and maintenance expenditures have increased 7 percent for both the first nine months of 1995 and for third quarter of 1995 as compared to 1994, primarily due to increased labor costs.

Oil and Gas Production

     Operating revenues from the oil and gas production segment decreased $6,773,000 for the first nine months of 1995 as compared to 1994 and $1,819,000 in the third quarter of 1995 as compared to the third quarter of 1994. The decrease is due primarily to the decrease in gas prices and decreased off-system gas marketing activity by NGO Development. Operating expenses for this business segment have decreased 4 percent for the first nine months of 1995 compared to 1994 and 22 percent for the third quarter of 1995 as compared to 1994. In addition, purchased gas expense has decreased to correspond with the decrease in gas marketing revenue.

     Net income for the first nine months of 1995 decreased $127,000 compared to 1994 and $108,000 for the third quarter of 1995 as compared to 1994 primarily due to decreasing sales margins and the reduction in gas marketing activity.

General

     Interest expense increased $143,000 for the first nine months of 1995 compared to 1994 and $36,000 in the third quarter of 1995 compared to 1994 due to higher interest rates on the variable rate portions of the Company's long-term debt and the impact on interest expense from the Company's long-term borrowings entered into in March 1994. Other income decreased $53,000 for the first nine months of 1995 compared to 1994 and $34,000 for the third quarter of 1995 compared to 1994 primarily due to a reduction in investment income.

Federal Income Taxes

     The change in federal income tax expense for the first nine months of 1995 as compared to 1994 and for the quarter reflects the changes in taxable income for the consolidated companies. Taxable income has decreased due to an increase in the estimated percentage depletion between periods.


CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

     The primary sources and uses of cash during the nine month period ending September 30 are summarized in the following condensed cash flow statement:

                          Sources and (Uses) of Cash
                                                1995               1994

Provided by Operating Activities            $ 8,628,890        $ 6,876,287
Capital Expenditures, net of salvage         (4,324,491)        (6,292,212)
Net Borrowings                               (3,909,800)           269,675
Common Dividends                             (1,199,067)        (1,199,143)
                                            -----------        -----------

  Net Decrease in Cash &
    Cash Equivalents                        $  (804,468)       $  (345,393)
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

Capital Expenditures

     In the first nine months of 1995 the gas sales and transportation segment accounted for 79 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 21 percent which was primarily used for the development and/or completion of various interest in oil and gas wells. Capital expenditures in the first nine months of 1995 have decreased due to decreased oil and gas drilling in response to lower gas prices.

Financing and Liquidity

     The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.

     As of September 30, 1995, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $6 million, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.813% to 8.75%. During the first nine months, the Company utilized these credit lines and as of September 30, 1995, $700,000 remained outstanding. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will continue to utilize its credit lines for additional funds during the fourth quarter of 1995.

     Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit which expires in February 1997. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. During 1993, NGO Development borrowed $2.55 million against this credit line for various acquisitions and pipeline projects. During 1994 and the first nine months of 1995, $2 million of the credit line was repaid and $550,000 remained outstanding as of September 30, 1995.

     The Company is not aware of any material events or uncertainties which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.

Dividends

     The Company paid cash dividends of $1,199,067 and $1,199,143 during the nine months ended September 30, 1995 and 1994, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. The Company is continuing its 25 year history of issuing annual stock dividends or stock splits. On August 24, 1995, the Company's Board of Directors declared a 3 percent stock dividend to be issued on December 18, 1995, to shareholders of record on November 27, 1995. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company.

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

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1995

                          NATIONAL GAS & OIL COMPANY
                          PART II - OTHER INFORMATION



Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            None.

Item 3.     Default upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

               On August 24, 1995, the Board of Directors of the Company accepted the resignation of Mason B. Starring, III and elected Alan
          A. Baker and M. Howard Petricoff to the Board of Directors of National Gas & Oil Company and each of its operating subsidiaries.

Item 6.     Exhibits and Reports on Form 8-K.

            Exhibit 27.  Financial Data Schedule.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1995



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NATIONAL GAS & OIL COMPANY
                                                (Registrant)




Date:  November 14, 1995             /s/John B. Denison
                                        John B. Denison
                                        Vice President and Secretary



Date:  November 14, 1995             /s/Lawrence P. Haren
                                        Lawrence P. Haren
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer