Form 10-K
period 1995-12-31
NATIONAL GAS & OIL CO
filed 1996-03-29
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 1995

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to _______

                         Commission file number 1-8223
                             ____________________

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


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES X      NO_____

     INDICATE BY CHECK MARK IF  DISCLOSURE OF  DELINQUENT  FILERS  PURSUANT TO
ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINI- TIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10- K OR ANY AMENDMENT TO THIS FORM 10-K. ( X )

     THE AGGREGATE MARKET VALUE OF THE VOTING SHARES HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 1, 1996 IS $58,275,722

     AS OF MARCH 1, 1996, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $1.00 PAR VALUE COMMON SHARES WAS 6,858,789 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:

     Parts of the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this 10-K.


 Exhibit Index at Page ..................................... 52-53

PART I

Item 1 - BUSINESS

            National Gas & Oil Company (the Company) was organized under the laws of the State of Ohio on March 24, 1981, as a holding company. The Company derives substantially all of its revenues and earnings from the operating results of its subsidiaries.

            The   Company's   subsidiaries   are  engaged  in  two   principal
businesses: gas sales and transportation, and oil and gas production and marketing. National Gas & Oil Corporation (National Gas) is a public utility engaged directly in the purchase, storage, distribution, sale and transportation of natural gas in a 12 county area in East Central and Southeastern Ohio. NGO Development Corporation (NGO Development) operates as an oil and gas production and development company within the Appalachian area. As of January 1, 1995 Coshocton Energy Corporation (Coshocton Energy) was merged with it's parent, NGO Development. Producers Gas Sales, Inc. (Producers
Gas) is a service company for the marketing of natural gas directly to end-use customers.

            Total annual revenues during the periods 1993 through 1995 are set forth as follows:
                                         1995            1994            1993
                                         ----            ----            ----
Gas Sales & Transportation (1)
      Industrial and
        Off-system .............     $ 2,324,188     $ 8,369,981     $ 6,271,697
      Residential ..............      13,736,465      15,111,291      13,035,406
      Commercial ...............       5,302,480       5,894,331       5,066,273
      Transportation ...........       6,124,990       5,146,050       4,241,745
                                     -----------     -----------     -----------
        Subtotal ...............      27,488,123      34,521,653      28,615,121
Oil & Gas Sales (2) ............      20,630,712      27,201,139      18,067,652
                                     -----------     -----------     -----------
Total Operating Revenues .......     $48,118,835     $61,722,792     $46,682,773
                                     ===========     ===========     ===========

            Income from continuing operations before provision for federal income taxes during the periods 1993 through 1995 are set forth below:

                                         1995            1994            1993
                                         ----            ----            ----

Gas Sales & Transportation(1) ..      $4,498,225      $4,235,949      $2,922,721
Oil & Gas Sales (2) ............         792,409       1,162,595         452,534
                                      ----------      ----------      ----------
Total ..........................      $5,290,634      $5,398,544      $3,375,255
                                      ==========      ==========      ==========
_________________
(1) Includes National Gas and Producers Gas.
(2) Includes NGO Development.

     Gas throughput for the periods 1993 through 1995 is set forth on Page 15.

GAS SALES AND TRANSPORTATION

     The Company's gas sales and transportation segment is comprised of National Gas, a public utility, and Producers Gas, a gas marketing company which sells gas to customers both on and off National Gas' pipeline system. Producers Gas aggregates supply to be delivered to end use customers by National Gas or other local distribution companies.

     In 1995, approximately 69 percent of National Gas' throughput within its service territory was to industrial customers to which National Gas is providing sales or transportation service. These industrial customers are engaged primarily in the manufacture of ceramic products, steel and aluminum products and fiberglass, and use gas primarily for industrial processing purposes.

     Transportation represents service provided to industrial customers whereby National Gas transports gas and does not purchase and resell the gas. In contrast, gas sales consist of gas purchased by National Gas and resold to residential, commercial and certain industrial customers.

     Transportation service rates are based on separate agreements signed by each customer and are derived from the cost of providing the transportation service. Industrial sales rates are based on separate large and small gas service contracts signed with each customer.

     The sale and transportation of natural gas continued to be a competitive business in 1995, and is expected to remain competitive in the future. The factors affecting the level of competition include the continuation of ample gas supply, regulatory policies, and price competition between sellers and marketers of natural gas as well as between the use of natural gas and other sources of energy. Specifically, many of the industrial customers have alternate fuel capability.

     In addition to its industrial sales and transportation services, National Gas supplies gas to approximately 24,500 residential and commercial customers in the Ohio cities of Newark, Heath, Caldwell, Buckeye Lake and Zanesville and in the surrounding area, including various small communities in Perry, Licking, Muskingum, Noble, Belmont, Washington and Meigs Counties. Gas sold to these residential and commercial customers is primarily used for heating purposes and is directly affected by the seasonal nature of this type of service.

     The base rates charged to residential and commercial customers by National Gas are based on local rate ordinances negotiated and signed with the Ohio cities or villages of Batesville, Buckeye Lake, Caldwell, Crooksville, Dexter City, Glenford, Granville, Gratiot, Hanover, Heath, Hebron, Macksburg, Newark, Philo, Roseville, Zanesville, Racine, Rutland and Syracuse, and include rates to their contiguous areas and rural areas in Fairfield, Licking, Muskingum, Perry, Noble, Belmont, Washington and Meigs Counties. The cost of gas charged to these customers is based upon the gas cost recovery (GCR) mechanism administered by the Public Utilities Commission of Ohio (PUCO).

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

     As a part of the restructuring to comply with FERC Order 636, the FERC has authorized the recovery of prudently incurred transition costs by the interstate pipeline companies. As of December 31, 1995, National Gas has paid approximately $1,444,000 to its interstate pipeline suppliers for transition costs. Approximately $1,357,000 remains to be paid over the next eight years and, accordingly, has been accrued at December 31, 1995. National Gas has received authorization from the PUCO to recover 79 percent of those transition costs from its rate-regulated customers through the GCR mechanism and 21 percent from its transportation customers via a transition cost surcharge. The majority of transition costs which have been paid and allocated to the rate-regulated customers have been collected while collections from the transportation customers began in 1995.

     A summary of the contracts between National Gas and its interstate suppliers follows:

                                                                 Maximum
                     Rate      Contract       Termination     Daily Quantity
   Supplier        Schedule      Date             Date             Dth
____________________________________________________________________________

Texas Eastern        FT-1      11/10/95         10/31/12         15,275
Texas Eastern        SS-I      11/01/89         10/31/99          3,380
CNG                  SS-II     04/12/90         04/15/00          2,500
Tennessee            FT-G      09/01/85         11/01/00          1,479
Columbia Trans.      GTS       11/01/88         11/01/00          3,830

     During 1995, National Gas transported 50 percent of its total gas purchased for resale or transportation from the four interstate pipeline companies detailed above. National Gas acquired the remaining 50 percent of its supply requirements from independent Ohio producers. During 1994 and 1995, purchases of Ohio gas began to increase due to increased development of the Rose Run formation by Ohio producers.

     Additionally, National Gas utilizes its gas storage fields and contract storage to satisfy peak on-system loads during the heating season and markets excess storage capacity to off-system customers. Consequently, excess gas is purchased during the summer months, when prices may be lower, and utilized during the winter months. During 1995, approximately 1,910,000 Mcf were injected into underground storage and approximately 2,300,000 Mcf were withdrawn.

     In 1995, National Gas connected approximately 700 new residential and commercial customers. In addition, National Gas continued to expand the local Ohio gas gathering system in an effort to assure an adequate supply of gas for all of its current and prospective customers.

     Capital expenditures for National Gas during 1995 were approximately $4,490,000 which included normal system expansion and replacement, the construction of a pipeline to transport gas to American Electric Power Company's electric generating plant in Conesville, Ohio, storage field enhancements and the construction of a natural gas processing facility. Capital expenditures in 1996 are expected to be approximately $4,200,000 to support existing operations and the replacement of selected current facilities and lines.

     National Gas is subject to the jurisdiction of the PUCO with respect to certain rates, accounts, service, issuance of securities, safety and certain other matters. In the event of certain declared national or state emergencies, National Gas' gas supplies may also be subject to further regulation by federal and state agencies and officials.

     Although there were no sales to individual customers in excess of 10 percent of operating revenues during the period 1993 through 1995, one customer comprised 14 percent of total system throughput in 1995. However, National Gas is dependent upon several industrial customers for a significant portion of its throughput. Approximately 25 percent of the total throughput results from serving five major industrial customers which operate in different industries. This customer concentration has remained relatively constant since 1991. Competition for these end users is intense with other natural gas utilities, fuel oil, propane, and electric utilities.

     As reflected in the quarterly information in the notes to the consolidated financial statements, operating revenues and net income of National Gas are seasonal in nature. While the industrial throughput is relatively constant, the gas sold to residential and commercial customers for heating purposes reflects variations in weather conditions.


OIL AND GAS SALES

     The oil and gas sales segment is comprised of NGO Development, an oil and gas exploration, production, development and marketing company operating in the Appalachian Basin. NGO Development maintains working interest ownerships ranging from 100 percent to 5 percent in 618 producing wells. The oil and gas produced from these wells is sold to crude oil and natural gas purchasers in the Appalachian Basin, as well as to end-use customers. Oil and gas production is relatively constant throughout the year. Associated revenues and net income fluctuate based upon changes in oil and gas prices. NGO Development is in competition with many other Appalachian Basin exploration, production and development companies for new oil and gas reserves and undeveloped acreage.

     In addition to oil and gas exploration and production, NGO Development is active in marketing gas it produces and gas it purchases from third parties. This marketing activity expanded in 1993 and 1994, but was slightly lower in 1995 due to increased competition in this business segment. NGO Development is in competition with many other gas producing and marketing companies, as well as local distribution companies, for new customers.

     In 1995, the oil and gas sales segment scaled down its capital expenditures due to market conditions to $372,000 covering the purchase, development and/or completion of various interests in oil and gas wells and for additions to its gas gathering facilities.

     In 1996 NGO Development expects to incur capital expenditures for oil and gas operations totaling approximately $725,000.


********************************************************************************
     At December 31, 1995, the Company's operating subsidiaries had 130 full-time active employees.

     For financial information regarding industry segments, see Note 9 of the notes to consolidated financial statements.
********************************************************************************

EXECUTIVE OFFICERS OF REGISTRANT

                           Birth              Family      Office Held as of
        Name               Date      Age   Relationship   December 31,1995
________________________________________________________________________________

William H.Sullivan,Jr.   10/21/38    57       None         Chairman of the Board

Patrick J. McGonagle     07/08/54    41       None         President and Chief
                                                           Executive Officer

Lawrence P. Haren        08/03/54    41       None         Executive Vice
                                                           President,
                                                           Treasurer and
                                                           Chief Financial
                                                           Officer

John B. Denison          02/14/40    55       None         Vice President
                                                           and Secretary

     All of the executive officers listed were elected to their respective offices in the Company on May 18, 1995. All executive officers hold similar positions with National Gas, NGO Development and Producers Gas.

     William H. Sullivan was elected as Chairman of the Board on May 18, 1995, after having served as a Director of the Company since 1978. Patrick J. McGonagle was elected to the position of President and Chief Executive Officer on February 19, 1993. Previously, Mr. McGonagle held the position of Vice President and General Counsel since May 19, 1988. Lawrence P. Haren was elected to the position of Executive Vice President, Treasurer and Chief Financial Officer on February 19, 1993. Previously, Mr. Haren held the position of Vice President, Treasurer and Chief Financial Officer since January 1, 1988. Mr. Haren's employment with the Company ceased on March 7, 1996. John B. Denison, a 24-year employee, was elected to the position of Vice President and Secretary on May 18, 1978.

Item 2 - PROPERTIES

     National Gas owns and operates a system consisting of approximately 1,347 miles of distribution, transmission and gathering mains, ranging in size from one inch to 16 inches in diameter. The mains are located on easements or private rights-of-way. In addition, the Company owns and operates seven gathering compressor stations and one distribution (main line boost) compressor station consisting of 2,242 brake horsepower. Five of these compressor stations are situated on lands totaling 19.77 acres owned by National Gas.

     Complementing the above pipeline and compressor station facilities, National Gas also owns and operates three underground natural gas storage fields. These fields have a combined estimated reservoir capacity of 5,300,000 Mcf, and consist of 44 wells and six compressors, totaling 2,650 brake horsepower. The majority of the subsurface rights are held by lease with
955.39 acres held in fee.

     National Gas owns workhouses, garages, offices, shops and various metering and regulating buildings in its operating area. These facilities are located on 35.42 acres and are owned in fee. The corporate headquarters are located in a 20,000 square foot building which is owned by the Company and is located in Newark, Ohio. In addition, the Company owns a warehouse, office, and meter shop buildings in Zanesville, Ohio, which are leased to an unrelated third party.

     The Company's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. National Gas, as is typical in the industry, provides for an ongoing maintenance and replacement program.

     The oil and gas properties consist of 618 gross and 336 net producing wells as of December 31, 1995. Nearly all wells are combination wells producing both oil and gas. Additionally, NGO Development has leasehold acreage at December 31, 1995, as follows:

                                          Gross              Net
                                         --------          --------
      Developed acreage ................. 64,993            52,897
      Undeveloped acreage ............... 53,902            45,727

     The following table summarizes the average selling prices for oil and gas, the average production cost per equivalent Mcf (one barrel of oil equals six Mcf), and the average daily oil and gas production for the period 1993 through 1995:

                                    1995          1994          1993
                                    ----          ----          ----
      Average sales
        price per Mcf ........... $ 2.96        $ 3.34         $ 3.03
      Average sales
        price per barrel ........ $16.66        $15.81         $17.10
      Average production
        cost per
        equivalent Mcf .......... $ 0.31        $ 0.45         $ 0.57
      Average daily
        production of
        gas (Mcf) ...............  2,902         3,023          3,046
      Average daily
        production of
        oil (barrels) ...........    110           130             94

     In 1995, 1994 and 1993, NGO Development participated in the drilling of 6, 12 and 7 exploratory wells which were completed and 4, 7 and 5 dry holes, respectively. Also, NGO Development participated in the drilling of eight developmental wells which were completed in 1995. As of December 31, 1995 there were three exploratory wells and two developmental wells in the process of being drilled or completed.


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

     None.

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Registrant's $1.00 par value common shares are traded on the American Stock Exchange (Symbol NLG). The sales prices traded on the American Stock Exchange are stated below:

                                                     Sale Prices
               1995                              High            Low
-------------------------------------           ------         ------
  First Quarter ............................... 12 1/2         10 1/2
   Second Quarter ............................. 12 -            9 7/8
   Third Quarter .............................. 11 7/8         10 -
   October 1 through November 22 .............. 11 1/8         10 1/2
   November 23 through December 31
     after 3% stock dividend .................. 10 1/4          9 1/2


                                              Sale Prices
               1994                              High            Low
-------------------------------------           ------         ------
  First Quarter ..............................  18 7/8         16 1/2
   Second Quarter ............................  18 5/8         15 5/8
   Third Quarter .............................  17 3/4         14 1/4
   October 1 through December 19 .............  17 1/2         15 1/8
   December 20 through December 31
     after three-for-two stock split .........  12 1/2         10 1/4

     At February 28, 1996, there were 1,642 equity shareholders of record of the Company's $1.00 par value common shares. Of the total shares outstanding, approximately 106,800, or 1.56 percent, were held by the Company's employee benefit plans. Dividends in the amount of $.09 per share were paid quarterly for all of 1994 and in the amount of $.06 per share per quarter in 1995 after the stock split. A three-for-two stock split was issued in December 1994, and a three percent stock dividend was issued in December 1995.

     Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration covenants included in loan agreements, results of operations and retained earnings of the Company. Presently, there are no restrictions on the payment of dividends, as the Company is not in default under the terms of its long-term bank loans.

Item 6 - SELECTED FINANCIAL DATA
         (In Thousands, Except for Per Share Data)

                               1995      1994      1993       1992       1991
--------------------------------------------------------------------------------
Total
  operating
  revenues ...............   $48,119   $61,723   $46,683   $ 38,298    $ 30,624

Income from
  continuing
  operations .............   $ 3,230   $ 3,489   $ 2,072   $  2,612    $  2,134

Discontinued
  operations .............   $  --     $  --     $  --     $   (364)   $    (15)

Cumulative
  effect of
  accounting
  changes ................   $  --     $  --     $  --     $   (235)       --

Net income ...............   $ 3,230   $ 3,489   $ 2,072   $  2,013    $  2,119

Income from
  continuing
  operations
  - per share
  (1) ....................   $  0.47   $  0.51   $  0.30   $   0.38    $   0.31

Discontinued
  operations
  - per share
  (1) ....................   $  --     $  --     $  --     $  (0.05)   $   --

Cumulative
  effect of
  accounting
  changes -
  per share (1) ..........   $  --     $  --     $  --     $  (0.04)       --

Net income
  per share
  (1) ....................   $  0.47   $  0.51   $  0.30   $   0.29    $   0.31

Total assets .............   $79,430   $80,620   $77,897   $ 69,195    $ 66,189

Long-term
  obligations ............   $11,079   $12,956   $ 9,002   $  6,905    $  7,438

Cash divi-
  dends per
  share (1) ..............   $  0.23   $  0.23   $  0.22   $   0.22    $   0.22

(1) Based upon the average number of shares outstanding of 6,860,589 in 1995 and 1994, 6,834,881 in 1992, 6,834,668 for 1991. These shares were adjusted for the three percent stock dividend in December 1995.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Results

     Operating revenues have been separated into revenues generated from the sale and transportation of natural gas by National Gas and Producers Gas and the sale of oil and gas purchased and produced by NGO Development. Other income includes the revenues of the holding company, National Gas & Oil Company and other income from all subsidiaries.

     Consolidated revenue of $48,119,000 in 1995 decreased 22 percent from 1994 consolidated revenue and consolidated revenue of $61,723,000 in 1994 increased 32 percent from 1993 consolidated revenue. The decrease in revenue in 1995 is primarily attributed to lower gas volumes sold and declining gas prices. The increase in 1994 revenue over 1993 is primarily due to off-system gas marketing activity.

     Purchase gas expense decreased from 1995 to 1994 and increased from 1994 to 1993 as a result of changes in gas sales activities. Interest expense has increased each year since 1993 as a result of additional borrowings to maintain working capital requirements and upgrade storage facilities for National Gas, to finance the acquisition of NGO Development and its capital construction programs and to finance the construction of the pipeline to the American Electric Power Company's electric generating plant.

     Net income amounted to $3,230,000 in 1995, a decrease of $259,000 from 1994. The seven percent decrease was attributable to the oil and gas sales segment. In 1994, net income was up $1,418,000, or 68 percent, from 1993 because of increased income in all business segments.

     Net income per common share in 1995 was $.47, as compared to net income per common share in 1994 of $.51, and in 1993 of $.30. All per share amounts have been restated to reflect the three percent stock dividend in December 1995.


Financial Information by Business Segment

     The following tables compare operating revenues, operating income before federal income taxes and gas throughput for the last three years.

Operating Revenues                         1995           1994           1993
------------------                         ----           ----           ----

Gas Sales & Transportation:
  Industrial & Off-System .........    $ 2,324,188    $ 8,369,981    $ 6,271,697
  Residential .....................     13,736,465     15,111,291     13,035,406
  Commercial ......................      5,302,480      5,894,331      5,066,273
  Transportation ..................      6,124,990      5,146,050      4,241,745

   Subtotal .......................     27,488,123     34,521,653     28,615,121
Oil & Gas Sales ...................     20,630,712     27,201,139     18,067,652
                                       -----------    -----------    -----------

Total Operating Revenues ..........    $48,118,835    $61,722,792    $46,682,773
                                       ===========    ===========    ===========


Operating Income Before Federal Income Taxes

                                           1995           1994           1993
                                           ----           ----           ----

Gas Sales & Transportation ........    $ 4,498,225    $ 4,235,949    $ 2,922,721
Oil & Gas Sales ...................        792,409      1,162,595        452,534
                                       -----------    -----------    -----------
Total Operating Income Before
  Federal Income Taxes ............    $ 5,290,634    $ 5,398,544    $ 3,375,255
                                       ===========    ===========    ===========


Gas Throughput (Mcf)                       1995           1994           1993
                                           ----           ----           ----
Gas Sales:
  Industrial ......................         76,025         76,470        104,346
  Residential .....................      1,984,301      2,016,487      1,926,279
  Commercial ......................        845,353        866,696        827,704
  Off-System ......................      1,237,315      2,889,748      3,371,665
                                       -----------    -----------    -----------
    Subtotal ......................      4,142,994      5,849,401      6,229,994
Transportation ....................      5,552,184      6,807,571      6,447,650
Oil & gas sales ...................      9,489,180     10,626,768      5,535,765

Total .............................     19,184,358     23,283,740     18,213,409
                                       ===========    ===========    ===========


Gas Sales and Transportation

     Operating revenues associated with this segment of the business decreased 20 percent in 1995, primarily as a result of a decrease in the volumes sold to each customer class which was only partially offset by rate increases to each customer class. Changes in the level of over or under recovery of gas costs and customer conservation contributed to the reduction in residential and commercial operating revenues in 1995. The increase in 1994 revenues from 1993 resulted primarily from an increase in the volumes sold. A portion of the Company's gas throughput is effected by weather. Annual degree days which measure the effect of weather were 6,742, 6,477, and 6,472 for 1995, 1994 and 1993, respectively. The thirty year average is 6,162.

     Operating income before federal income taxes of the gas sales and transportation segment increased $262,000 in 1995 after increasing $1,313,000 in 1994. The increase in 1995 is primarily attributed to increased margins earned on the residential/ commercial and transportation customer classes, while the increase in 1994 was attributed to volume and margin increases. The change in gross margin for each on-system customer class of National Gas during 1995 was affected by volume and price as follows:

                              Volume              Price             Total
                            ---------         -----------        ----------
      Industrial            $   (133)         $   (3,252)        $   (3,385)
      Residential/
        Commercial          (143,923)            732,986            589,063
      Transportation        (722,269)          1,188,321            466,052

     In order to protect transportation margins, the Company utilizes a hedging program whereby gas futures contracts are purchased to hedge against rising prices of gas which is allocated to fixed price transportation customers. The Company has reduced the risk it faced in a market of rising gas prices.

     During the third quarter of 1993, the Company analyzed the need for base rate increases and decided to apply for rate increases with the cities and villages in National Gas' operating area to cover anticipated increases in operating expenses. Rate increases over a three-year period were successfully negotiated with all municipalities served by National Gas. The initial rate increases were effective December 1, 1993 with subsequent increases effective in 1994 and 1995. Industrial, transportation and off-system rates are subject to competitive pressures. There were no unusual changes in operating or maintenance expenditures during the three-year period.

     Gas sales to industrial customers remained relatively flat in 1995 after decreasing by 28,000 Mcf in 1994. In 1995 and 1994, off-system throughput by the gas sales and transportation segment declined. Residential and commercial throughput decreased approximately two percent in 1995 after increasing approximately five percent in 1994. Transportation throughput decreased by 18 percent in 1995 after increasing six percent in 1994. The 1995 decrease in off-system and transportation throughput was caused by a decline in the number of customers.

     The decrease in purchased gas expense of 41 percent in 1995 is primarily the result of decreased sales volume and a decrease in the cost of gas. The increase in purchased gas expense of 16 percent in 1994 resulted primarily from an increase in sales volume.

     The Company utilizes its resources to take advantage of the seasonal nature of natural gas pricing. Spot market purchasing is accomplished when possible, and the Company's storage facilities are utilized not only to satisfy peak demand, but to facilitate the seasonal nature of spot market purchasing.


Oil and Gas Sales

     Operating revenues from the oil and gas sales segment in 1995 decreased to $20,631,000 due to the decreased gas marketing activity of NGO Development and lower gas prices. Revenues in 1994 increased significantly over 1993 because of increased gas marketing activity. Gas marketing contributed approximately 66 percent of the total revenue for this business segment in 1995.

     NGO Development's gas marketing activity generally consists of selling gas to off-system customers in a highly competitive environment. Unit margins on these off-system sales are relatively low when compared to unit margins on sales to on- system customers in the Gas Sales and Transportation segment.

     Operating income before federal income taxes from the oil and gas sales segment in 1995 amounted to $586,000, a decrease of $577,000 from income in 1994 of $1,163,000. Income in 1994 represented a $710,000 increase from 1993 income. The decrease in income in 1995 is primarily the result of decreased gas and oil production and lower gas prices, while the increase in 1994 is the result of increased oil production and gas marketing activity. Gas marketing activity contributed approximately 44 percent of the total income for this business segment in 1995.


General

     The Company's depreciation, depletion and amortization expenses have increased over the three-year period primarily as a result of the increased level of capital invested. The provision for depreciation of utility property, plant and equipment, excluding transportation and construction equipment, is based on a composite rate of 3.12 percent. Depletion expense for the oil and gas sales segment remained relatively flat over the three-year period.

     Real estate and personal property taxes for the gas sales and transportation segment increased in 1995 because of increases in utility property and in property tax rates. Gross receipts tax applicable to public utilities is based on revenues, and accordingly, such taxes decreased in 1995. Overall, taxes other than income taxes increased $180,000 and $328,000 in 1995 and 1994, respectively.

Federal Income Taxes

     The change in federal income tax expense in the three-year period directly reflects the changes in income for the consolidated companies.


CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

     The primary sources and uses of cash during the last three years are summarized in the following condensed cash flow statement:


                       Sources and (Uses) of Cash ($000)

                                                  1995        1994        1993
                                                  ----        ----        ----

Provided by Operating Activities ...........    $ 9,319     $ 7,167     $ 1,025
Capital Expenditures, net of salvage .......     (4,958)     (8,398)     (5,419)
Net Proceeds from long-term debt ...........     (1,877)      3,950       2,117
Net Borrowings under short-term
  bank loans ...............................     (1,700)       (400)      1,250
Common Dividends ...........................     (1,606)     (1,603)     (1,535)
  Net Increase (Decrease) in
    Cash & Cash Equivalents ................    $  (822)    $   716     $(2,562)
                                                =======     =======     =======

     Cash provided by operating activities consists of net income and noncash items including depreciation, depletion, amortization and deferred income taxes. Additionally, changes in working capital are also included in cash provided by operating activities. In 1993, working capital changes had a substantial negative impact on cash provided by operating activities. Cash was utilized to purchase gas futures contracts and more cash was tied up in accounts receivable at year end reflecting the increase in revenues. Additionally, a substantial amount of purchased gas expense was deferred until it is included in rates and recovered from customers.

     The Company expects that internally generated cash and cash reserves will continue to be sufficient to satisfy approximately 90 percent of the operating, normal capital expenditure and dividend requirements of the Company's existing operations in the near future. The remaining requirements will be satisfied by seasonal short-term borrowings or other forms of long-term debt.

Capital Expenditures

     Capital expenditures by business segment for each of the three years are presented in the following table: ($000)

                                                1995        1994         1993
                                                ----        ----         ----

     Gas Sales & Transportation ............. $4,490       $6,082       $3,056
     Oil & Gas Sales ........................    372        2,509        2,488
                                              ------       ------       ------
                                              $4,862       $8,591       $5,544
                                              ======       ======       ======

     In 1995, the gas sales and transportation segment accounted for 92 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems and completion of a new pipeline commenced in 1994 to provide gas service to an electric generating facility. The oil and gas sales segment accounted for eight percent of total capital expenditures which were primarily used for the purchase, development and/or completion of various interests in oil and gas wells and for additions to the production company's gas gathering facilities.

     Approximately $1 million and $2.5 million of the total capital expenditures in 1995 and 1994, respectively, were used for construction of a pipeline to the electric generating facility. Approximately $1 million of the total capital expenditures in 1993 were used for the acquisition of existing oil and gas producing properties and pipelines.

     The Company estimates that normal capital expenditures in 1996 will be approximately $4.9 million. The construction program is continually evaluated and actual expenditures may be more or less.

     The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.


Financing and Liquidity

     In March 1994, National Gas issued $6 million of Senior Unsecured Notes in a private placement to a qualified investor. Part of the proceeds were used to fund capital projects in 1994 and 1995 with the balance to be used to fund future capital projects contemplated for 1996. The notes bear a fixed interest rate of 6.63 percent and have a maturity of 15 years and an average life of nine years. The notes carry a 100 percent guaranty by the Company.

     In February 1993, the Company, and all of its subsidiaries except National Gas, entered into a $3 million revolving line of credit for a term of three years. During 1995, the Company extended the term of this instrument for an additional year. The committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. During 1995, NGO Development had a maximum of $1.45 million outstanding against this credit line and $450,000 remained outstanding as of December 31, 1995.

     In September, 1992, the Company entered into a 15-year mortgage note to finance construction of additional office facilities to replace leased facilities and to remodel existing facilities. The mortgage is secured by the Company's Granville Road property. The maximum amount drawn on the note during 1993 was $700,000, and $619,000 remained outstanding as of December 31, 1995.

     In October 1991, the Company entered into a $8.5 million bank loan in conjunction with the acquisition of NGO Development. This loan was originally scheduled to mature in October 1996. During 1995, the Company extended the term of this loan for an additional five years. The loan requires monthly principal payments of $70,833 with the final installment due in October 2001. As of December 31, 1995, $4,888,000 remained outstanding on this note.

     As of December 31, 1995, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $6 million, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested. During 1995, the Company utilized these credit lines and as of December 31, 1995, a short-term draw of $1,350,000 remained outstanding.

     The Company is not aware of any material events or uncertainties which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.

     The Company is engaged in certain natural gas futures contracts as a means of hedging a portion of the market risk associated with fluctuations in the market price of natural gas. As of December 31, 1995, the Company and its subsidiaries had $783,000 invested in 307 open contracts with a contracted value of $5,608,000. The fair market value of these investments at December 31, 1995, was $6,297,000. Gains or losses on these investments are offset by increases or decreases in gas cost thereby reducing the market risk of fluctuating gas prices.

Dividends

     The Company paid total cash dividends of $1,606,000, $1,603,000 and $1,535,000 in 1995, 1994 and 1993 respectively. Additionally, the Company issued a 3 percent stock dividend in 1995, three-for-two stock split in 1994 and a 5 percent stock dividend in 1993. Presently, there are no restrictions on the payment of dividends, as the Company is not in default of the terms in its long-term loans. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.


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

     Although the rate of inflation has been relatively low over the past few years, and thus has benefitted both the Company and its customers, the Company's operations remain sensitive to increases in the rate of inflation because of the capital-intensive and regulated nature of its major operating segments.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS                                       PAGE

Management's Statement of Responsibility for
  Financial Reporting and Accounting .................................... 26

Report of Independent Accountants ....................................... 27

Consolidated Statement of Income for each of the
  Three Years in the period ended December 31, 1995 ..................... 28

Consolidated Balance Sheet at December 31, 1995
  and 1994 ............................................................  29-30

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1995 ..................... 31

Consolidated Statement of Common Shareholders' Equity
  for each of the three years in the period ended
  December 31, 1995 ..................................................... 32

Notes to Consolidated Financial Statements ............................  33-51


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

PART III

     The information called for by PART III is incorporated by reference from the Registrant's definitive proxy statement relating to the Company's annual meeting of shareholders to be held May 23, 1996 (the "definitive proxy statement"), which involves the election of directors, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1995. Neither the report on Executive Compensation nor the performance graph included in the Company's definitive proxy statement shall be deemed incorporated herein by reference.


PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements

          Consolidated Statement of Income for each of the Three Years in the period ended December 31, 1995

          Consolidated Balance Sheet at December 31, 1995 and 1994

          Consolidated Statement of Cash Flows for each of the Three Years in the period ended December 31, 1995

          Consolidated Statement of Common Shareholders' Equity for each of the Three Years in the period ended December 31, 1995

          Notes to Consolidated Financial Statements

(3) Exhibits

Exhibit
Number                               Description
-------------------------------------------------------------------

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

______________
* Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                      __________________________________


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL GAS & OIL COMPANY
                                                (Registrant)

Date March 27, 1996           By: /s/ John B. Denison
     --------------               --------------------------------
                                  John B. Denison, Vice President,
                                  Secretary and Acting Principal
                                  Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date March 27, 1996           By: /s/ William H. Sullivan, Jr.
     --------------               -----------------------------------
                                  William H. Sullivan, Jr.
                                  Chairman of the Board and Director*

Date March 27, 1996           By: /s/ Patrick J. McGonagle
     --------------               -----------------------------------
                                  Patrick J. McGonagle, President and
                                  Chief Executive Officer

Date March 27, 1996           By: /s/ John B. Denison
     --------------               -----------------------------------
                                  John B. Denison, Vice President and
                                  Secretary and Acting Principal
                                  Financial Officer

Date March 27, 1996           By: /s/ Alan A. Baker
     --------------               ------------------------
                                  Alan A. Baker, Director*

Date March 27, 1996           By: James H. Cameron
     --------------               ---------------------------
                                  James H. Cameron, Director*

Date March 27, 1996           By: /s/ David C. Easley
     --------------               -------------------------
                                  David C. Easley, Director*

Date March 27, 1996           By: /s/ Edwin L. Heminger
     --------------               ---------------------------
                                  Edwin L. Heminger, Director*

Date March 27, 1996           By: /s/ Richard O. Johnson
     --------------               -----------------------------
                                  Richard O. Johnson, Director*

Date March 27, 1996           By: /s/ M. Howard Petricoff
     --------------               ------------------------------
                                  M. Howard Petricoff, Director*

Date March 27, 1996           By: /s/ Graham R. Robb
     --------------               -------------------------
                                  Graham R. Robb, Director*

______________________
* Executed pursuant to Power of Attorney attached to this report by John B. Denison, Vice President and Secretary.

                              /s/ John B. Denison
                                  -----------------------------------
                                  John B. Denison, Vice President and Secretary

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

     The Audit Committee of the Board of Directors, comprised of three non-employee Directors, meets periodically, and as necessary, with management and Price Waterhouse LLP to review audit plans and the Company's accounting, financial reporting and internal control practices and procedures. Price Waterhouse LLP has full and free access to all levels of management.
Management has made available to Price Waterhouse LLP all the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to Price Waterhouse LLP during its audit were valid and appropriate.


                                         Patrick J. McGonagle
                                         President and Chief Executive Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of National Gas & Oil Company:

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 on Page 22 present fairly, in all material respects, the financial position of National Gas & Oil Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Cleveland, Ohio
February 15, 1996

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                                            For the years ended December 31,
                                           1995           1994           1993
OPERATING REVENUES:
  Gas sales .......................    $21,363,133    $29,375,603    $24,373,376
  Transportation ..................      6,124,990      5,146,050      4,241,745
  Oil and gas sales ...............     20,630,712     27,201,139     18,067,652
                                       -----------    -----------    -----------
TOTAL OPERATING REVENUES ..........     48,118,835     61,722,792     46,682,773
                                       -----------    -----------    -----------

OPERATING EXPENSES:
  Purchased gas - gas sales .......     11,590,683     19,732,082     17,019,953
  Purchased gas - oil and
    gas sales .....................     15,521,065     21,524,667     12,043,012
  Operation and maintenance .......      9,045,033      8,684,010      8,501,325
  Depreciation, depletion and
    amortization ..................      3,437,538      3,318,064      3,225,037
  Taxes other than income .........      3,303,802      3,124,163      2,796,101
                                       -----------    -----------    -----------
TOTAL OPERATING EXPENSES ..........     42,898,121     56,382,986     43,585,428
                                       -----------    -----------    -----------

OPERATING INCOME ..................      5,220,714      5,339,806      3,097,345
                                       -----------    -----------    -----------

Other income ......................        186,753        376,771        343,124
Interest expense ..................        981,197        887,947        555,111
Federal income taxes ..............      1,195,900      1,339,189        813,722
                                       -----------    -----------    -----------

NET INCOME ........................    $ 3,230,370    $ 3,489,441    $ 2,071,636
                                       ===========    ===========    ===========

Net income per share ..............    $      0.47    $      0.51    $      0.30
                                       ===========    ===========    ===========
Average number of
  shares outstanding ..............      6,860,589      6,860,589      6,860,589
                                       ===========    ===========    ===========

Cash dividends per share ..........    $      0.23    $      0.23    $      0.22
                                       ===========    ===========    ===========


     The per share amounts and the average number of shares outstanding have been restated to reflect the three percent stock dividend issued in December 1995.

The accompanying notes are an integral part of these statements.

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS
                                                            December 31,
                                                        1995            1994
                                                    ----------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Gas utility properties .....................      $62,444,717      $58,155,708
  Less-Accumulated depreciation ..............       22,199,392       20,637,405
                                                    -----------      -----------
                                                     40,245,325       37,518,303
  Oil and gas properties,
    successful efforts .......................       21,218,605       21,543,577
  Less-Accumulated depreciation,
    depletion and amortization ...............        7,304,416        6,414,352
                                                    -----------      -----------
                                                     13,914,189       15,129,225

  Other, net .................................        5,492,265        5,748,532
                                                    -----------      -----------

Total property, plant and equipment ..........       59,651,779       58,396,060

CURRENT ASSETS:
  Cash and cash equivalents ..................          448,250        1,271,186
  Short-term investments .....................          782,788        1,842,848
  Accounts receivable, less allowance
    for doubtful accounts of $199,455
    and $139,222, respectively ...............       10,285,798        9,770,469
  Gas in underground storage .................        2,321,552        3,333,358
  Materials and supplies, at
    average cost .............................          980,787        1,004,369
  Prepaid taxes ..............................        2,896,527        2,533,423
  Other ......................................          504,340          636,329
                                                    -----------      -----------

Total current assets .........................       18,220,042       20,391,982
                                                    -----------      -----------


OTHER ASSETS:

  Recoverable transition costs ...............          818,059          930,320
  Other ......................................          740,422          901,178
                                                    -----------      -----------

Total other assets ...........................        1,558,481        1,831,498
                                                    -----------      -----------

TOTAL ASSETS .................................      $79,430,302      $80,619,540
                                                    ===========      ===========


The accompanying notes are an integral part of these statements.

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES

                                                           December 31,
                                                      1995              1994
                                                  -----------         --------
CAPITALIZATION:
  Shareholders' equity--
    Common stock, $1 par value,
      authorized 14,000,000 shares,
      issued 7,018,512 and 6,819,400
      shares, respectively .................     $  7,018,512      $  6,819,400
    Paid in capital ........................       31,353,831        29,498,107
    Retained earnings ......................        3,848,185         4,278,964
    Treasury stock, 157,923 shares,
       at cost .............................       (1,550,509)       (1,550,509)
                                                 ------------      ------------

  Total shareholders' equity ...............       40,670,019        39,045,962

  Long-term debt ...........................       11,079,442        12,955,973
                                                 ------------      ------------

Total capitalization .......................       51,749,461        52,001,935
                                                 ------------      ------------

CURRENT LIABILITIES:
  Current maturities of long-term debt .....          877,264           877,695
  Short-term bank loans ....................        1,350,000         3,050,000
  Accounts payable .........................        5,491,004         4,498,197
  Accrued income and other taxes ...........        3,990,295         3,988,887
  Refundable gas costs .....................        1,348,047         1,401,811
  Other ....................................        1,947,816         1,662,503
                                                 ------------      ------------

Total current liabilities ..................       15,004,426        15,479,093
                                                 ------------      ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Federal income taxes .....................        8,112,490         8,521,800
  Investment tax credits ...................        1,084,188         1,182,072
  Accrued transition costs .................        1,035,895         1,177,621
  Health care and other ....................        2,443,842         2,257,019

Total deferred credits and
  other liabilities ........................       12,676,415        13,138,512
                                                 ------------      ------------

TOTAL CAPITALIZATION AND LIABILITIES .......     $ 79,430,302      $ 80,619,540
                                                 ============      ============


The accompanying notes are an integral part of these statements.

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                            For the years ended December 31,
CASH FLOWS FROM OPERATING                 1995           1994           1993
  ACTIVITIES:                         -----------    ------------   -----------
  Net income ......................   $ 3,230,370    $ 3,489,441    $ 2,071,636
  Reconciliation of net income
    to net cash provided by
    operating activities:
       Depreciation, depletion
         and amortization .........     3,682,364      3,455,254      3,388,408
       Deferred income taxes ......        39,772       (579,264)       354,974
       Other, net .................        61,824       (157,117)        (9,831)

  Change in assets and
  liabilities:
    Short-term investments ........     1,060,060       (610,762)    (1,232,086)
    Accounts receivable ...........      (575,562)     3,108,559     (4,592,692)
    Gas in underground storage ....     1,011,806     (1,686,408)        93,272
    Materials and supplies ........        23,582        (76,684)        39,702
    Deferred gas cost .............       362,900      2,557,298     (2,537,611)
    Accounts payable ..............       992,807     (4,210,477)     2,782,901
    Prepaid and accrued taxes .....      (407,920)     1,482,497       (335,469)
    Other, net ....................      (163,428)       394,656      1,002,106
                                      -----------    -----------    -----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES ............     9,318,575      7,166,993      1,025,310
                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures ............    (4,862,201)    (8,590,657)    (5,543,582)
  Net (salvage) proceeds
    from retirements ..............       (96,035)       192,951        124,683
                                      -----------    -----------    -----------
NET CASH USED IN INVESTING
  ACTIVITIES ......................    (4,958,236)    (8,397,706)    (5,418,899)
                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from long-term debt ....          --        6,000,000      2,920,505
  Payments of long-term debt ......    (1,876,962)    (2,049,720)      (804,112)
  Net borrowings under
    short-term bank loans .........    (1,700,000)      (400,000)     1,250,000
  Dividends paid ..................    (1,606,313)    (1,603,142)    (1,534,770)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ............    (5,183,275)     1,947,138      1,831,623
                                      -----------    -----------    -----------
NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS ....      (822,936)       716,425     (2,561,966)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR ...............     1,271,186        554,761      3,116,727
                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR .....................   $   448,250    $ 1,271,186    $   554,761
                                      ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY

                          Common
                         Stock $1      Paid in        Retained       Treasury
                        Par Value      Capital        Earnings         Stock

BALANCE DECEMBER 31,
  1992                  4,388,417     28,666,479      5,118,410     (1,550,509)
  Net income .......         --             --        2,071,636           --
  Cash dividends on
    common stock ...         --             --       (1,534,770)          --
  5% stock dividend       210,763      3,051,848     (3,262,611)          --
                       ----------   ------------    -----------    -----------

BALANCE DECEMBER 31,
  1993                  4,599,180     31,718,327      2,392,665     (1,550,509)
  Net income .......         --             --        3,489,441           --
  Cash dividends on
    common stock ...         --             --       (1,603,142)          --
  Three-for-two
    stock split ....    2,220,220     (2,220,220)          --             --
                       ----------   ------------    -----------    -----------

BALANCE DECEMBER 31,
  1994                  6,819,400     29,498,107      4,278,964     (1,550,509)
  Net income .......         --             --        3,230,370           --
  Cash dividends on
    common stock ...         --             --       (1,606,313)          --
  3% stock dividend       199,112      1,855,724     (2,054,836)          --
                       ----------   ------------    -----------    -----------

BALANCE DECEMBER 31,
  1995                 $7,018,512   $ 31,353,831    $ 3,848,185    $(1,550,509)
                       ==========   ============    ===========    ===========


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

     The Company's subsidiaries are engaged in two principal businesses: gas sales and transportation, and oil and gas production and development. National Gas & Oil Corporation (National Gas) is a public utility engaged directly in the purchase, storage, distribution, sale and transportation of natural gas in a 12 county area in East Central and Southeastern Ohio. NGO Development Corporation (NGO Development) is an oil and gas production and marketing company. National Production Corporation (National Production), formerly a wholly-owned oil and gas production subsidiary of the Company, was merged into NGO Development as of July 1, 1993. Coshocton Energy Corporation (Coshocton Energy), formerly a wholly-owned oil and gas production subsidiary of NGO Development, was merged into NGO Development as of January 1, 1995. Producers Gas Sales, Inc. (Producers Gas) is a service company for the marketing of natural gas directly to end- use customers.

     Approximately 69 percent of the Company's natural gas throughput within its service territory is to industrial end users. Competition for these end users is intense with other natural gas utilities, fuel oil, propane and electric utilities. One customer comprises 14 percent of total system throughput. Approximately 26 percent of the total throughput results from serving five major industrial customers which operate in different industries.


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

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


Depreciation and Depletion

     The provision for depreciation of gas utility property, plant and equipment, excluding transportation and construction equipment, described below, is based on a composite rate of 3.12 percent. Depreciation of transportation and construction equipment is provided using the straight-line method on estimated service lives of 3 to 10 years.

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

     The Company had the following gas futures positions on the New York Mercantile Exchange (NYMEX) at December 31, 1995 and 1994. Fair market value is based upon the NYMEX closing price.

                                                  December 31,
                                             1995              1994
                                          -----------       -----------
            Open contracts                       307               308
            Natural gas
              purchases hedged .......... 3.07 MMBtu        3.08 MMBtu
            Deposits with brokers ....... $  782,788        $1,842,848
            Contracted value ............ $5,607,980        $5,998,620
            Fair market value ........... $6,297,310        $5,349,530


Cash and Cash Equivalents

     The Company considers cash, time deposits and all other highly liquid investments with an original maturity of three months or less to be cash equivalents.

            Supplemental disclosures of cash flow information is as follows:

  Cash paid for:                1995            1994           1993
                                ----            ----           ----

    Income taxes ......... $ 1,750,000     $ 1,200,000     $  650,000
    Interest ............. $   991,760     $   747,736     $  429,735


Gas in Underground Storage

     Gas in underground storage includes gas stored by National Gas and Producers Gas. Gas stored by National Gas is valued at cost using the last-in, first-out method (LIFO). If the first-in, first-out (FIFO) method had been used, gas in underground storage would have been $3,508,000, and $4,954,000 higher than reported at December 31, 1995 and 1994, respectively. Gas stored by Producers Gas as of December 31, 1995 and 1994, of $339,049, $1,503,140,
respectively, is valued using the average cost method.

Revenues and Purchased Gas

     National Gas records unbilled revenues for gas delivered but not yet billed. As of December 31, 1995 and 1994, National Gas had unbilled revenues of $1,645,147 and $1,296,841, respectively, included in accounts receivable.

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


New Accounting Pronouncement

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company intends to adopt SFAS 121 on January 1, 1996. The adoption will not have any impact on the Company's financial position or results of operations.


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

     As a part of the restructuring to comply with FERC Order 636, the FERC has authorized the recovery of prudently incurred transition costs by the interstate pipeline companies. As of December 31, 1995, National Gas has paid $1,444,166 to its interstate pipeline suppliers for transition costs and $1,356,568 remains to be paid over the next eight years and, accordingly, has been accrued at December 31, 1995. National Gas has received authorization from the PUCO to recover 79 percent of these transition costs from its rate-regulated customers through the GCR mechanism and 21 percent from its transportation customers via a transition cost surcharge.

     A summary of the contracts between National Gas and its interstate suppliers in the post-636 environment follows.

                                                                  Maximum
                     Rate      Contract        Termination    Daily Quantity
   Supplier        Schedule      Date             Date             Dth
----------------------------------------------------------------------------
Texas Eastern        FT-1      11/10/95         10/31/12         15,275
Texas Eastern        SS-I      11/01/89         10/31/99          3,380
CNG                  SS-II     04/12/90         04/15/00          2,500
Tennessee            FT-G      09/01/85         11/01/00          1,479
Columbia Trans.      GTS       11/01/88         11/01/00          3,830

     During 1995, National Gas transported 50 percent of its total gas purchased for resale or transportation from the four interstate pipeline companies detailed above. National Gas acquired the remaining 50 percent of its supply requirements from independent Ohio producers.


NOTE 3 - REGULATORY MATTERS

     The Company has incurred various costs and received various credits which have been reflected as regulatory assets and liabilities on the Company's consolidated balance sheet. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with SFAS 71, "Accounting for the Effect of Certain Types of Regulation" (SFAS 71). This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, companies defer costs and credits on the balance sheet as regulatory assets and liabilities when probable that those costs and credits will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then flowed through the income statement in the period in which the same amounts are reflected in rates. The Company has recorded the following regulatory assets and liabilities:

                                                            December 31,
                                                      1995                1994
                                                   ----------           --------
Regulatory Assets:

Recoverable future taxes ...................       $   216,686        $  243,770
Postretirement benefit costs ...............           180,982           203,602
Order 636 transition costs .................         1,071,390         1,297,392
                                                   -----------        ----------

Total Regulatory Assets ....................         1,469,058         1,744,764
                                                   -----------        ----------

Regulatory Liabilities:

Amounts payable to customers ...............         1,348,047         1,404,811
Taxes refundable to customers ..............           282,899           307,031
                                                   -----------        ----------


Total Regulatory Liabilities ...............         1,630,946         1,711,842
                                                   -----------        ----------

Net Regulatory Assets
  (Liabilities) ............................       $  (161,888)       $   32,922
                                                   ===========        ==========

NOTE 4 - FEDERAL INCOME TAXES

     The Company follows the liability method of accounting for income taxes which calculates deferred income taxes at the statutory rate applicable for future years based upon temporary differences between book and tax bases of existing assets and liabilities.

Federal income tax expense was computed as follows:

                                          1995           1994           1993
                                       ----------     ---------        ------
Tax at statutory rates
  applied to pre-tax book
  income .........................   $ 1,504,932     $ 1,641,734     $ 981,022
 Increase (decrease) in tax
  caused by --
    Depreciation, depletion
     and basis differences .......      (266,642)       (230,212)     (104,015)
    Investment credit
      amortization ...............       (80,528)        (81,103)      (79,954)
    Other (net) ..................        38,138           8,770        16,669
                                     -----------     -----------     ---------


    Federal income tax
      expense ....................   $ 1,195,900     $ 1,339,189     $ 813,722
                                     ===========     ===========     =========
Effective income tax rate ........          27.0%           27.7%         28.2%
                                     ===========     ===========     =========

                                           1995            1994           1993
                                        ----------      ----------       -------

Taxes currently payable ..........    $ 1,357,711     $ 2,067,818     $ 380,404
Deferred provision:
  Intangible drilling
   costs/depletion ...............       (456,714)       (260,308)     (337,017)
  Deferred gas cost ..............       (136,658)     (1,012,886)      460,788
  Property timing differences ....        494,889         519,177       440,295
  Property tax ...................           --          (170,000)     (170,000)
  Note receivable write-off ......           --              --         187,718
  Alternative minimum tax
    credit carryforward ..........           --           158,717      (158,717)
  Deferred compensation ..........         (8,157)          2,535         1,911
  Other, net .....................        (55,171)         34,136         8,340

Federal income tax expense .......    $ 1,195,900     $ 1,339,189     $ 813,722
                                      ===========     ===========     =========

     Temporary differences which give rise to deferred tax assets and liabilities are as follows:
                                                            December 31,
                                                      1995               1994

Percentage depletion ...................        $   132,135         $   132,135
Vacation accrual .......................             72,773              70,125
Inventory capitalization ...............             43,564              36,764
Reserve for accounts
  and notes receivable .................             67,815              47,336
Postretirement benefits
  other than pension ...................            635,574             580,494
Investment tax credit ..................            464,810             506,288
Deferred gas ...........................            354,874             278,533
Other ..................................            151,681             140,716
                                                -----------         -----------
                                                  1,923,226           1,792,391
Valuation allowance ....................           (155,351)           (155,351)
                                                -----------         -----------

Total deferred
  tax assets ...........................          1,767,875           1,637,040
                                                -----------         -----------

Prepaid taxes ..........................           (308,218)           (281,664)
Property ...............................         (9,123,854)         (9,503,338)
Other ..................................           (117,237)           (128,701)
                                                -----------         -----------

Total deferred
  tax liabilities ......................         (9,549,309)         (9,913,703)
                                                -----------         -----------

Net deferred taxes .....................        $(7,781,434)        $(8,276,663)
                                                ===========         ===========

     The Tax Reform Act of 1986 repealed investment tax credits for all property placed in service after December 31, 1985. Prior to 1986, investment tax credits were deferred and are presently being amortized over the lives of the applicable property additions.

NOTE 5 - RETIREMENT INCOME PLAN AND POSTRETIREMENT HEALTH CARE BENEFITS

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

     In September 1994, the Plan purchased annuities for all retirees and all former employees who were vested in the Plan. The purchase of these annuities was treated as a partial plan settlement which resulted in a pre-tax gain of $123,702. The purchase of the annuities was made with Plan assets and resulted in a decrease in the projected benefit obligation of $1,766,276.

     The funded status of the retirement plan and the amount recognized in the Company's Consolidated Balance Sheet were as follows:

                                                            September 30,
                                                       1995             1994
Plan assets at fair value                             ------           ------
  (principally unallocated
  insurance contracts) .......................     $ 2,459,153      $ 2,356,649
                                                   -----------      -----------
Actuarial present value of
  benefit obligations:
    Vested benefits ..........................       1,490,265        1,254,515
    Nonvested benefits .......................          42,175           24,172
                                                   -----------      -----------
Accumulated benefit obligation ...............       1,532,440        1,278,687
Additional amounts related to
  projected salary increases .................         998,040          809,745
                                                   -----------      -----------
Total projected benefit obligation ...........       2,530,480        2,088,432
                                                   -----------      -----------

Plan assets in excess (deficit)
  of projected benefit obligation ............         (71,327)         268,217

Amounts necessary to reconcile excess
 (deficit) assets to prepaid pension
 cost included in the Consolidated
 Balance Sheet:
    Unamortized net asset ....................        (299,107)        (322,115)
    Unrecognized prior service cost ..........         317,792          349,760
    Unrecognized net loss (gain) .............          87,196         (188,182)
Prepaid pension cost included
  in other assets ............................     $    34,554      $   107,680
                                                   ===========      ===========

Net pension cost for the Retirement Plan includes the following:

                                           1995           1994           1993
                                 -----------------------------------------------
Benefits earned during the year
  (service cost) ..................     $ 171,730      $ 209,894      $ 260,109
Interest accrued on projected
  benefit obligation ..............       170,648        275,337        261,677
Actual return on plan assets ......      (236,144)      (318,080)      (387,779)
Net amortization and deferral .....         8,960       (106,765)       (31,786)

Net periodic pension cost .........     $ 115,194      $  60,386      $ 102,221
                                        =========      =========      =========

            The Company's assumptions used during the years 1995, 1994 and 1993 in determining net periodic pension cost and pension liability are as follows:
                                           1995        1994        1993
                                          ------      ------      -----
            Discount rate ...............  7.50%       8.00%      7.00%
            Return on plan assets ....... 10.00%      10.00%     10.00%
            Estimated increase in
              future compensation .......  5.00%       5.00%      6.00%

     In 1995, the Company changed its discount rate assumption from 8.0 percent to 7.5 percent. This resulted in an increase in the projected benefit obligation of $285,170. An increase in the discount rate assumption and the decrease of the estimated increase in future compensation in 1994 resulted in decreases to the projected benefit obligation of $449,696 and $126,979, respectively.

     In addition to the Retirement Income Plan, the Company provides health care benefits to all eligible active employees and to all retired employees. These benefits are provided through a partially self-funded and partially insured program to which employees contribute a percentage of the cost.

     The Company follows Statement of Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 requires the accrual method of accounting for postretirement health care benefits based on actuarial determined costs to be recognized over the service life of the employees.

     In late 1993, National Gas negotiated new base rates with the municipalities that it serves. The rates in effect during 1995 include recovery of a portion of the accumulated postretirement benefit obligation
(APBO) over a 10 year period. At December 31, 1995 approximately $181,000 remained to be collected.

     The components of net periodic postretirement benefit expense were as follows:
                                                    1995                  1994
                                                 ----------             -------

Service cost .........................         $    49,051          $    61,421
Interest cost on
  accumulated post-
  retirement benefit
  obligation .........................             157,407              145,532
                                               -----------          -----------
Net periodic post-
  retirement benefit
  expense ............................             206,458              206,953
Deferral of benefits
  earned to be col-
  lected in future
  rates ..............................              22,620               22,620
                                               -----------          -----------
Net periodic post-
  retirement benefit
  expense ............................         $   229,078          $   229,573
                                               ===========          ===========

     The amount recognized in the Company's Consolidated Balance Sheet was as follows:
                                                        September 30,
                                                    1995                1994
                                               -----------          -----------

Retirees .............................         $ 1,314,102          $ 1,242,859
Active employees .....................             883,795              774,712
                                               -----------          -----------
Accumulated post-
  retirement health
  care benefits ......................           2,197,897            2,017,571
Unrecognized net loss ................            (148,622)            (122,852)

Accrued postretirement
  health care benefits ...............         $ 2,049,275          $ 1,894,719
                                               ===========          ===========

     The Company's assumptions used during the years 1995, 1994 and 1993 in determining net periodic postretirement benefit expense and the liability for postretirement health care benefits are as follows:

                              1995              1994             1993
                              ----              ----             ----

Discount rate                 7.50%             8.00%            7.00%

Health care
Trend rate                   10.00%            11.00%           12.25%
                            gradually         gradually        gradually
                           decreasing        decreasing       decreasing
                           to 5.0% in        to 5.0% in       to 5.5% in
                              2001              2001             2004

     As of September 30, 1995,  the discount rate was changed from 8.0 percent
to  7.5  percent,   which  resulted  in  an  increase  in  the  liability  for postretirement benefits of $142,965.

     As of September 30, 1994, the discount rate was changed from 7.0 percent to 8.0 percent and the health care trend rate was changed to gradually decrease from 11.0 percent in 1995 to 5.0 percent in 2001 and thereafter. These changes resulted in decreases in the liability for postretirement health care benefits of $270,300 and $143,500, respectively. Additionally, changes in the medical claims cost by retiree and retirement age assumptions resulted in a net increase in the liability for postretirement health care benefits of $305,200 as of September 30, 1994.

     If the health care trend rate would increase by one percent in each year, the accumulated benefit obligation would increase by approximately $352,000 at September 30, 1995 and net periodic postretirement benefit expense in 1996 would increase by approximately $42,000.


NOTE 6 - LONG-TERM DEBT

            The long-term debt outstanding was as follows:

                                                      December 31,
                                       1995              1994           1993
                                  ------------     ------------     -----------
Senior notes, 6.63% interest
  rate, due 2009 .............    $  6,000,000     $  6,000,000     $      --

Promissory note,
  variable interest rate,
  due 2001 ...................       4,887,500        5,737,500       6,658,333

Mortgage note,
  variable interest rate,
  due 2008 ...................         619,206          646,168         675,055

Revolving note,
  variable interest rate,
  due 1997 ...................         450,000        1,450,000       2,550,000
                                  ------------     ------------     -----------

Total debt ...................      11,956,706       13,833,668       9,883,388
Less-current maturities ......        (877,264)        (877,695)       (881,041)
                                  ------------     ------------     -----------

Long-term debt ...............    $ 11,079,442     $ 12,955,973     $ 9,002,347
                                  ============     ============     ===========

     On March 15, 1994, National Gas issued $6 million of Senior Unsecured Notes (Senior Notes) to an accredited investor. The proceeds of the Notes have been utilized to construct a pipeline and related facilities to transport gas to an Ohio electric generating plant ($3.5 million) and to complete upgrades on National Gas' indigenous storage fields and other various projects ($2.5 million). The notes bear a fixed interest rate of 6.63 percent with interest payments due semi-annually. Annual principal payments of $461,539 commence on March 16, 1997 with the final payment due March 15, 2009. The notes carry a 100 percent guarantee of the Company.

     In conjunction with the acquisition of NGO Development on October 1, 1991, the Company entered into an $8,500,000 promissory note. The terms of the note require monthly principal installments of $70,833 plus accrued interest with the final installment to be due on October 1, 2001 in an amount equal to the unpaid principal. The variable interest rate on the note at December 31, 1995 was 7.01 percent which represented the London Interbank Offer Rate (LIBOR) plus 1.25 percent per annum as of November 6, 1995 when the Company entered into a six month contracted rate. The note agreement allows the Company to choose either the prime rate or LIBOR plus 1.25 percent for contracted periods. The note is secured by the oil and gas properties of NGO Development and is guaranteed by the Company. Additionally, the Company is required to maintain certain working capital, debt to equity and cash flow ratios. If the Company should default on any of the financial covenants or other terms of the agreement, the Company becomes subject to certain dividend restrictions.

     In September 1992, the Company entered into a mortgage note to finance the construction of new office facilities. The note has a 15-year amortization period, accrues interest at the prime rate, and monthly payments commenced on March 15, 1993. As of December 31, 1995, the prime rate was 8.50 percent. The mortgage is secured by the Company's Granville Road property.

     In February 1993, the Company, and all of its subsidiaries except National Gas, entered into a $3 million revolving line of credit for a term of three years. During 1995, the Company extended the term of this instrument for an additional year. The committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. As of December 31, 1995, NGO Development Corporation had borrowed $450,000 at an interest rate of 6.875 percent.

            Annual maturities of long-term debt are as follows:

                        1996 ................. $  877,264
                        1997 .................  1,791,213
                        1998 .................  1,343,836
                        1999 .................  1,346,691
                        2000 .................  1,349,798
                  Thereafter .................  5,247,904

                       TOTAL ................ $11,956,706
                                              ===========

     Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of the Senior Notes is approximately $5,840,000. The fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay.


NOTE 7 - NOTES PAYABLE

     The Company has lines of credit with various banks in excess of $6,000,000, the upper limit on short-term borrowings imposed by Board
Resolution. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested. The Company is not required to maintain any compensating balances.

     At December 31, 1995, National Gas had two draws totaling $1,350,000 on one of these credit lines for working capital requirements at interest rates of 6.875 percent and 6.863 percent. National Gas expects to repay these notes in 1996.


NOTE 8 - CAPITAL STOCK

     The Company has 100,000 shares of authorized and unissued preferred stock with no par value. National Gas has 10,000 shares of authorized and unissued preferred stock, with a par value of $100 per share.

     During 1995, the Company increased the authorized number of common shares from 7,000,000 to 14,000,000. The average common shares outstanding and earnings and cash dividends per common share presented on the accompanying income statement include retroactive recognition of 199,112 shares issued in December 1995 as a result of a three percent stock dividend.

     The Company issued 2,220,220 shares in December 1994 as a result of a three-for-two stock split. The par value of the stock issued as a result of the stock split was transferred from Paid in Capital to Common Stock. Transfers from retained earnings to common stock and paid in capital for common stock dividends are based on estimated fair market value of the common stock and include cash paid in lieu of fractional shares.

     There  are  no   restrictions   on   dividends  to  the  Company  by  the
subsidiaries. National Gas may not make advances or loans to the Company for periods longer than one year without approval of the PUCO.

     In January 1996, the Board of Directors authorized the repurchase of up to 250,000 shares of common stock at a maximum repurchase price of $9.33 per share. As of February 15, 1996, 1000 additional shares had been repurchased as treasury stock at a cost of $9.25 per share.

     In February 1996, the Company adopted a Shareholder Rights Plan designed to protect shareholders from attempts to acquire control of the Company at an inadequate price. The plan provides for the distribution of one Preferred Stock Purchase Right as a dividend for each outstanding common share. Each right entitles shareholders to buy one five-hundredth of a share of a new series of preferred shares for $34.00. Each one five-hundredth of a preferred share is intended to be the practical economic equivalent of a common share. The rights may be exercised only if a person or group acquires 15 percent or more of the Company's common shares. The Company may redeem the rights at $0.01 (one cent) each at any time before a buyer acquires 15 percent of the Company's common shares, and thereafter under certain circumstances.

     Under certain circumstances, including the acquisition of 15 percent of the Company's stock, all rights holders except the acquirer may purchase the Company's stock having a value of twice the exercise price of the rights. If the Company is acquired in a merger after the acquisition of 15 percent of its stock, rights holders may purchase the acquirer's shares at a similar discount.

     The dividend distribution will be payable to shareholders of record on March 1, 1996. The rights expire on March 1, 2006.

NOTE 9 - FINANCIAL INFORMATION BY BUSINESS SEGMENT


                                          1995            1994           1993
                                       -----------------------------------------
 Revenues:
  Gas sales .......................    $21,363,133    $29,375,603    $24,373,376
  Transportation ..................      6,124,990      5,146,050      4,241,745
                                       -----------    -----------    -----------
    Subtotal ......................     27,488,123     34,521,653     28,615,121
  Oil and gas production ..........     20,630,712     27,201,139     18,067,652

    Total .........................    $48,118,835    $61,722,792    $46,682,773
                                       ===========    ===========    ===========

Income before provision
  for federal income taxes:
  Gas sales and transpor-
    tation ........................    $ 4,498,225    $ 4,235,949    $ 2,922,721
  Oil and gas production ..........        792,409      1,162,595        452,534
                                       -----------    -----------    -----------

    Total .........................    $ 5,290,634    $ 5,398,544    $ 3,375,255
                                       ===========    ===========    ===========

Depreciation, depletion
and amortization:
  Gas sales and transpor-
    tation ........................    $ 1,781,919    $ 1,643,738    $ 1,570,769
  Oil and gas production ..........      1,655,619      1,674,326      1,654,268
                                       -----------    -----------    -----------

    Total .........................    $ 3,437,538    $ 3,318,064    $ 3,225,037
                                       ===========    ===========    ===========

Capital expenditures:
  Gas sales and transpor-
    tation and other ..............    $ 4,489,771    $ 6,081,623    $ 3,055,855
  Oil and gas production ..........        372,430      2,509,034      2,487,727
                                       -----------    -----------    -----------

    Total .........................    $ 4,862,201    $ 8,590,657    $ 5,543,582
                                       ===========    ===========    ===========
Identifiable assets:
  Gas sales and transpor-
    tation ........................    $54,968,627    $54,327,226    $51,168,979
  Oil and gas production ..........     23,305,124     25,090,920     25,436,422
  Non-operating ...................      1,156,551      1,201,394      1,291,767
                                       -----------    -----------    -----------

    Total .........................    $79,430,302    $80,619,540    $77,897,168
                                       ===========    ===========    ===========

NOTE 10 - QUARTERLY INFORMATION (UNAUDITED)

     The following represents the quarterly results for 1995 and 1994, which are unaudited. The first three quarters of 1995 and all of 1994 earnings per common share amounts have been restated to reflect the three percent stock dividend issued in December 1995.

                                         Income (Loss)
                                            Before            Net       Earnings
 Quarter                 Operating         Federal           Income        Per
  Ended                   Revenues        Income Tax         (Loss)       Share
--------------------------------------------------------------------------------

03/31/95 ..........     $18,031,424     $ 3,211,408      $ 2,163,490   $   0.32
06/30/95 ..........       9,404,685         275,736          225,946       0.03
09/30/95 ..........       6,848,925        (934,829)        (468,606)     (0.07)
12/31/95 ..........      13,833,801       1,873,955        1,309,540       0.19

03/31/94 ..........     $24,711,066     $ 3,030,987      $ 2,041,355   $   0.30
06/30/94 ..........      12,543,002         600,049          436,804       0.06
09/30/94 ..........      10,424,906        (182,239)         (76,031)     (0.01)
12/31/94 ..........      14,043,818       1,379,840        1,087,313       0.16


NOTE 11 - OIL AND GAS INFORMATION

     Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization, were as follows:

                                                           December 31,
                                                     1995               1994

Unproved oil and gas properties ..........      $    757,462       $  1,050,638
Proved oil and gas properties ............        20,461,143         20,492,939
                                                ------------       ------------
      Total property costs ...............        21,218,605         21,543,577
Accumulated depreciation,
      depletion and amortization .........        (7,304,416)        (6,414,352)
                                                ------------       ------------
      Net capitalized costs ..............      $ 13,914,189       $ 15,129,225
                                                ============       ============

     Costs  incurred  relating  to  oil  and  gas  property   acquisition  and
exploration activities were as follows:

                                          1995            1994           1993
                                          ----            ----           ----

Acquisition of properties ........      $335,512      $  797,383      $1,017,502
Exploration costs ................      $794,595      $1,092,115      $  644,645
Development costs ................      $446,072      $  486,212      $  350,070

     The results of operations of the Company's oil and gas producing activities, which exclude items such as corporate overhead and gas marketing activities were as follows:

                                            1995           1994           1993
                                            ----           ----           ----

      Operating revenues ..........     $3,450,560     $3,716,554     $3,435,136
      Production costs ............        400,710        619,619        750,487
      Exploration costs ...........        612,297        555,069        644,645
      Depreciation, depletion
        and amortization ..........      1,292,722      1,325,551      1,316,092
                                        ----------     ----------     ----------
      Operating income ............      1,144,831      1,216,315        723,912
      Income tax expense ..........        202,243        286,479        135,004
                                        ----------     ----------     ----------
     Net income ...................     $  942,588     $  929,836     $  588,908
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

     Proved developed reserves are those expected to be recovered through existing wells, equipment, and operation methods.

(Oil in barrels, natural gas in thousands of cubic feet)

                                                        Oil              Gas
                                                    -----------      -----------
Proved developed reserves

Balance at December 31, 1992 ................        249,549         10,117,367
  Revision of previous estimates ............         (3,875)          (976,470)
  Extensions and discoveries ................         10,137            526,693
  Purchase of proved reserves ...............         42,745            491,876
  Production ................................        (35,357)        (1,111,835)
                                                    --------        -----------

Balance at December 31, 1993 ................        263,199          9,047,631
  Revision of previous estimates ............         16,569             28,468
  Extensions and discoveries ................         17,129            360,586
  Purchase of proved reserves ...............           --               83,144
  Production ................................        (47,487)        (1,103,483)
                                                    --------        -----------

Balance at December 31, 1994 ................        249,410          8,416,346
  Revision of previous estimates ............         (6,361)          (750,646)
  Extensions and discoveries ................          5,069            200,369
  Production ................................        (40,256)        (1,059,043)
                                                    --------        -----------
Balance at December 31, 1995 ................        207,862          6,807,026
                                                    ========        ===========

Standardized Measure of Discounted Future Net Cash Flows
(Unaudited)

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimates of quantities of proved developed oil and gas reserves and the periods during which they are expected to be produced. Future development and production costs were computed based on year end costs to be incurred in developing and producing the proved reserves. The discount was computed by application of a 10% discount factor. The calculation also assumes the continuation of the existing economic, operating, and contractual conditions at December 31, 1995, 1994 and 1993.

     The standardized measure of discounted net cash flows relating to proved developed oil and gas reserves are as follows:

                                      1995             1994             1993
                                      ----             ----             ----

Future cash flows ...........    $ 21,261,629     $ 26,229,302     $ 27,655,313
Future production costs .....      (7,163,056)      (8,090,928)      (8,714,573)
Future net cash flows
  before income taxes .......      14,098,573       18,138,374       18,940,740
Ten percent discount
 factor .....................      (5,298,071)      (6,601,884)      (7,717,107)
                                 ------------     ------------     ------------
Standardized measure
  before income taxes .......       8,800,502       11,536,490       11,223,633
  Future income tax
    expense .................      (1,554,169)      (2,623,460)      (2,030,325)
                                 ------------     ------------     ------------
Standardized measure
  after income taxes ........    $  7,246,333     $  8,913,030     $  9,193,308
                                 ============     ============     ============

     The change in the standardized measure of discounted future net cash flows related to the proved oil and gas reserves at December 31, 1995, 1994 and 1993 is as follows.

                                                      December 31,
                                        1995            1994            1993
                                       ------          ------           -----

Beginning of year ...........     $ 8,913,030      $ 9,193,308      $ 9,812,036
Sales, net of
   production costs .........      (3,049,850)      (3,096,935)      (2,684,649)
  Net changes in
    prices and pro-
    duction costs ...........         (31,628)         464,574         (800,172)
  Net change due to
    revisions in
    quantity estimates ......        (785,768)         190,202       (1,067,000)
  Extensions and
    discoveries .............         230,013          412,350          638,789
  Purchase of reserves ......            --             75,301          755,004
  Net change in income
    taxes ...................       1,069,292         (593,135)         617,609
  Accretion of discount .....         891,303          919,331          981,204
  Other .....................           9,941        1,348,034          940,487
                                  -----------      -----------      -----------
End of year .................     $ 7,246,333      $ 8,913,030      $ 9,193,308
                                  ===========      ===========      ===========

                                 EXHIBIT INDEX
                                                        Reference
                                           ____________________________________
Exhibit                                                          Commission
Number          Description                File No.              Exhibit No.
_______________________________________________________________________________

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

 3(a)     Articles of Incorporation        1-8223              Page 56-63
            of National Gas & Oil
            Company

 3(b)     Code of Regulations of           2-72682             Incorporated
            National Gas & Oil                                 by reference
            Company                                            from Exhibit
                                                               3(b) of Form
                                                               S-14 filed on
                                                               June 8, 1981.

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

10(c)     Summary of Salary                                    Page 54
            Administration Plan

21        Subsidiaries of the
            Registrant                                         Page 55
24        Powers of Attorney of
            Directors                                          Page 64-72

27        Financial Data Schedule                              Page 73

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