Form 10-Q
period 1996-03-31
NATIONAL GAS & OIL CO
filed 1996-05-15
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                                --------------

For Quarter Ended  March 31, 1996
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

$1.00 Par Value - Common                         6,858,089 shares

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                MARCH 31, 1996

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31,

                                                          1996          1995
OPERATING REVENUES:
      Gas sales ..................................    $10,871,904    $10,533,731
      Transportation .............................      1,640,525      1,691,300
      Oil and gas production .....................     10,464,382      5,806,393
                                                      -----------    -----------

TOTAL OPERATING REVENUES .........................     22,976,811     18,031,424
                                                      -----------    -----------

OPERATING EXPENSES:
      Purchased gas - gas sales ..................      5,496,412      6,124,433
      Purchased gas - oil and gas production .....      8,899,536      4,290,632
      Operation and maintenance ..................      2,202,409      2,243,976
      Depreciation, depletion and amortization ...        911,969        883,749
      Taxes other than income ....................      1,101,985      1,038,778
                                                      -----------    -----------

TOTAL OPERATING EXPENSES .........................     18,612,311     14,581,568
                                                      -----------    -----------

OPERATING INCOME .................................      4,364,500      3,449,856
                                                      -----------    -----------

Other income .....................................         90,983         31,147
Interest expense .................................        234,818        269,595
Federal income taxes .............................      1,376,240      1,047,918
                                                      -----------    -----------

NET INCOME .......................................    $ 2,844,425    $ 2,163,490
                                                      ===========    ===========

Net income per share .............................    $      0.41    $      0.32
                                                      ===========    ===========

Average number of shares outstanding .............      6,859,156      6,860,589
                                                      ===========    ===========

Cash dividend per share ..........................    $      0.06    $      0.06
                                                      ===========    ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the purchase of Treasury shares in February and March 1996 and the three percent stock dividend issued in December 1995.

The accompanying notes are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                MARCH 31, 1996

                          NATIONAL GAS & OIL COMPANY
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS


                                                    March 31,       December 31,
                                                      1996              1995

PROPERTY, PLANT AND EQUIPMENT

  Gas utility properties ...................      $ 63,638,857       $62,444,717
  Less - Accumulated depreciation ..........        22,686,375        22,199,392
                                                  ------------       -----------

                                                    40,952,482        40,245,325

  Oil and gas properties,
    successful efforts .....................        21,355,357        21,218,605
  Less - Accumulated depreciation,
    depletion and amortization .............         7,426,784         7,304,416
                                                  ------------       -----------

                                                    13,928,573        13,914,189

  Other - net ..............................         5,293,350         5,492,265
                                                  ------------       -----------

Total property, plant and equipment ........        60,174,405        59,651,779

CURRENT ASSETS:
  Cash and cash equivalents ................          (235,639)          448,250
  Short-term investments ...................         2,030,161           782,788
  Accounts receivable - net ................        14,797,793        10,285,798
  Gas in underground storage ...............          (207,139)        2,321,552
  Materials and supplies,
    at average cost ........................           988,773           980,787
  Prepaid taxes ............................         2,276,193         2,896,527
  Other ....................................           868,328           504,340

Total current assets .......................        20,518,470        18,220,042
                                                  ------------       -----------

OTHER ASSETS:

  Other ....................................         1,412,701         1,558,481
                                                  ------------       -----------

Total other assets .........................         1,412,701         1,558,481
                                                  ------------       -----------

TOTAL ASSETS ...............................      $ 82,105,576       $79,430,302
                                                  ============       ===========



The accompanying notes are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                MARCH 31, 1996

                          NATIONAL GAS & OIL COMPANY
                          CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES


                                                    March 31,      December 31,
                                                       1996            1995
CAPITALIZATION:
  Shareholders' equity--
    Common stock, $1 par value,
      authorized 14,000,000 shares
      issued 7,018,512 and 6,819,400
      shares respectively ..................     $  7,018,512      $  7,018,512
    Paid in capital ........................       31,353,832        31,353,831
  Retained earnings ........................        5,896,110         3,848,185
  Treasury stock, 160,423 shares
    at cost ................................       (1,573,818)       (1,550,509)
                                                 ------------      ------------

    Total shareholders' equity .............       42,694,636        40,670,019
                                                 ------------      ------------

  Long-term debt ...........................       10,405,517        11,079,442

Total capitalization .......................       53,100,153        51,749,461
                                                 ------------      ------------

CURRENT LIABILITIES:
  Current maturities of long-term debt .....          881,294           877,264
  Short-term loans .........................                0         1,350,000
  Accounts payable .........................        8,199,572         5,491,004
  Accrued income and other taxes ...........        4,198,597         3,990,295
  Refundable gas cost ......................          552,658         1,348,047
  LIFO inventory reserve ...................          820,519                 0
  Other ....................................        1,404,542         1,947,816
                                                 ------------      ------------

Total current liabilities ..................       16,057,182        15,004,426
                                                 ------------      ------------


DEFERRED CREDITS AND OTHER LIABILITIES:
  Federal income taxes .....................        8,135,482         8,112,490
  Investment tax credits ...................        1,059,717         1,084,188
  Accrued transition costs .................          276,866         1,035,895
  Health care and other ....................        3,476,176         2,443,842

Total deferred credits and
  other liabilities ........................       12,948,241        12,676,415
                                                 ------------      ------------

TOTAL CAPITALIZATION AND LIABILITIES .......     $ 82,105,576      $ 79,430,302
                                                 ============      ============


The accompanying notes are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                MARCH 31, 1996
                          NATIONAL GAS & OIL COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,


                                                       1996             1995
                                                     ________         ________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................     $ 2,844,424      $ 2,163,490
  Reconciliation of net income to net
    cash provided by operating activities
      Depreciation, depletion and
        amortization .........................         935,922          938,957
       Deferred income taxes .................         111,332         (946,198)
       Other, net ............................          49,291           69,356
  Change in assets and liabilities:
       Accounts receivable ...................      (4,617,563)        (550,062)
       Short-term investments ................      (1,247,372)         200,963
       Gas in underground storage and
         LIFO reserve ........................       2,528,691        2,988,935
       Materials and supplies ................          (7,986)         (66,276)
       Deferred gas costs ....................        (781,900)       1,168,350
       Accounts payable ......................       2,708,568         (279,640)
       Prepaid taxes .........................         620,334          615,004
       Other, net ............................          92,303          720,988
                                                   -----------      -----------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES .......................       3,236,044        7,023,867
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .......................      (1,474,491)        (872,302)
  Salvage on retirement of facilities ........           9,288           25,685
                                                   -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES ........      (1,465,203)        (846,617)
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt .......        (219,894)        (369,217)
  Proceeds from long-term debt ...............            --               --
  Net borrowings under short-term
    bank loans ...............................      (1,800,000)      (3,050,000)
  Dividends paid .............................        (411,527)        (399,689)
  Purchase of treasury stock .................         (23,309)            --
                                                   -----------      -----------

NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES .........................      (2,454,730)      (3,818,906)
                                                   -----------      -----------

NET INCREASE IN CASH & CASH EQUIVALENTS ......        (683,889)       2,358,344

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR ....................................         448,250        1,271,186
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD .....................................     $  (235,639)     $ 3,629,530
                                                   ===========      ===========


The accompanying notes are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                MARCH 31, 1996

                          NATIONAL GAS & OIL COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated balance sheet, related statement of cash flows and the comparative income statement have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at March 31, 1996 and 1995 have been included, and were normal recurring adjustments. Certain minor reclassifications have been made for comparative purposes.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At March 31, 1996, gas in underground storage decreased 786,507 Mcf from December 31, 1995, due to the seasonal nature of the Company's business, which required a withdrawal of cushion gas during the period. Cushion gas is accounted for as Gas Utility Properties. That nature is injecting natural gas into underground storage in the summer and withdrawing the gas in the winter during high demand periods. The reserve for LIFO inventory of $820,519 is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

3.    Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for:

                                          Three Months Ended March 31,
                                         1996                      1995
                                        ------                    ------

                  Income taxes         $100,000                  $450,000
                  Interest             $328,675                  $393,717

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                MARCH 31, 1996

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

            Consolidated revenue of $22,977,000 in the first quarter of 1996 increased by 27 percent from first quarter 1995 consolidated revenue. The major change in revenue can be attributed to increased gas marketing activity by NGO Development and increased gas sales by National Gas due to colder weather in the first quarter of 1996.

            Net income in the first quarter of 1996 amounted to $2,844,000, an increase of $681,000 or 31 percent from the first quarter of 1995. The increase is attributed to increased margins from residential and commercial gas sales and increased margins related to gas marketing activities.

            Net income per common share in the first quarter of 1996 was $.41 as compared to $.32 in the first quarter of 1995.

Gas Sales and Transportation

            Operating revenues associated with this segment of the business increased by $287,000 or 2 percent in the first quarter of 1996 as compared to the first quarter of 1995 due to an increase in the volume of gas sold in the gas sales segment as a result of the colder weather and due to a decrease in the price of gas sold as a result of a lower gas cost. Additionally, Producers Gas revenues decreased due to a loss in incremental throughput.

            Net income of the gas sales and transportation segment during the first quarter increased $459,000 as compared to net income in the first quarter of 1995.

            Volumes of gas sold and transported to various customer classes for the first three months decreased 4% over the first three months of 1995.

                                        Three Months Ended March 31,
        Gas Throughput (Mcf)                 1996              1995
      ------------------------            ---------         -------

      Gas Sales:
        Industrial                           31,675            30,508
        Residential                       1,157,023           995,794
        Commercial                          500,196           425,520
                                          ---------         ---------
          Total Gas Sales                 1,688,894         1,451,822
      Transportation                      2,332,010         2,751,482
                                          ---------         ---------
          Total Gas Throughput            4,020,904        4,203,304
                                          =========         =========

            Operation and maintenance expenditures have increased 2% during the first quarter as compared to the first quarter of
1995 primarily due to increased labor costs.


Oil and Gas Sales

            Operating revenues from the oil and gas sales segment increased $4,658,000 in the first quarter of 1996 as compared to the first quarter of 1995. The increase is due to increased gas marketing sales by NGO Development as a result of increased market activity. Operating expenses for this business segment have decreased with purchased gas expense increasing to correspond with the increase in gas marketing revenue.

            Net income for the period increased $160,572 primarily due to increased margins from gas marketing activity and reduction of operating expenses.

General

            The first quarter 1996 decrease in interest expense as compared to the first quarter 1995 is the result of decreased borrowing by National Gas and NGO Development.

Federal Income Taxes

            The change in federal income tax expense for the quarter reflects the changes in taxable income for the consolidated companies.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

            The primary sources and uses of cash during the three month period ending March 31 are summarized in the following condensed cash flow statement:

                          Sources and (Uses) of Cash

                                                1996           1995
                                               ------         ------

Provided by Operating Activities            $  3,236,044      $ 7,023,867
Capital Expenditures, net of salvage          (1,465,203)        (846,617)
Net Borrowings                                (2,019,894)      (3,419,217)
Common Dividends                                (411,527)        (399,689)
Purchase of Treasury Stock                       (23,309)               0
                                            ------------      -----------
  Net Increase/(Decrease) in Cash
    & Cash Equivalents                      $   (683,889)     $ 2,358,344
                                            ============      ===========

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

Capital Expenditures

            In the first quarter of 1996 the gas sales and transportation segment accounted for 82 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 18 percent which was primarily used for the development and/or completion of various interest in oil and gas wells.

            Capital expenditures vary significantly by quarter. The Company estimates that normal capital expenditures in 1996 to support existing operations will be approximately $4,600,000. The construction and drilling programs are continually evaluated and actual expenditures may be more or less.

Financing and Liquidity

            The  Company   continually   assesses  various   alternatives  for
expanding its business, including the acquisition of other business entities.

            As of March 31, 1996, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $6,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.312% to 8.500%.
 During the first quarter, the Company utilized these credit lines and as of March 31, 1996, all short-term draws were repaid. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will utilize its credit lines for additional funds during the third and fourth quarters of 1996.

            Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit which expires in February 1997. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. NGO Development had $450,000 outstanding at December 31, 1995. As of March 31, 1996, all loans have been repaid.

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

Dividends

            The Company paid cash dividends of $411,527 and $399,689 during the three months ended March 31, 1996 and 1995, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.

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

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                MARCH 31, 1996
                          NATIONAL GAS & OIL COMPANY
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            None.

Item 3.     Default upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

          (a)  Exhibit 27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               On February 26, 1996, the Registrant filed a Report on Form 8-K, Item 5. pursuant to the adoption of a Shareholder Rights Plan designed to protect shareholders from attempts to acquire control of the Company at an inadequate price. The Plan provides for the distribution of one Preferred Stock Purchase Right as a dividend for each outstanding common share. Each right entitles shareholders to buy one five-hundredth of a share of a new series of preferred shares for $34.00. Each one five-hundredth of a preferred share is intended to be the practical economic equivalent of a common share.

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

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                MARCH 31, 1996



                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NATIONAL GAS & OIL COMPANY
                                                (Registrant)




Date:  May 14, 1996                     ____________________________________
                                        Patrick J. McGonagle
                                        President and
                                        Chief Executive Officer


Date:  May 14, 1996                     ____________________________________
                                        John B. Denison
                                        Vice President, Secretary and
                                        Acting Principal Financial Officer