Form 10-Q
period 1996-06-30
NATIONAL GAS & OIL CO
filed 1996-08-16
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                         ----------------------------

For Quarter Ended June 30, 1996
                                                 Commission file number 1-8223

                          NATIONAL GAS & OIL COMPANY
                          (Exact name of registrant)


            Ohio                                      31-1004640
           -------                                -------------------
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

                    Yes __X__                     No _____


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

$1.00 Par Value - Common                                    6,853,389 Shares

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                 JUNE 30, 1996
                                                            ------------------


NATIONAL GAS & OIL COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30,
                                                        1996             1995
                                                    ----------------------------
OPERATING REVENUES:
  Gas sales .................................       $ 3,436,866       $3,071,144
  Transportation ............................           853,520        1,324,143
  Oil & gas production ......................         6,125,670        5,009,398
                                                    -----------       ----------

TOTAL OPERATING REVENUES ....................        10,416,056        9,404,685
                                                    -----------       ----------

OPERATING EXPENSES:
  Purchased gas - gas sales .................         1,408,690        1,526,905
  Purchased gas - oil and gas
     production .............................         4,465,466        3,726,792
  Operation and maintenance .................         2,135,778        2,169,735
  Depreciation, depletion &
  amortization ..............................           911,157          883,750
  Taxes other than income ...................           785,622          666,365
                                                    -----------       ----------

TOTAL OPERATING EXPENSES ....................         9,706,713        8,973,547
                                                    -----------       ----------

OPERATING INCOME ............................           709,343          431,138
                                                    -----------       ----------

Other income ................................           121,633           82,324
Interest expense ............................           195,262          237,726
Federal income taxes ........................           156,521           49,790

                                                    -----------       ----------
NET INCOME ..................................       $   479,193       $  225,946
                                                    ===========       ==========

Net income per share ........................       $      0.07       $     0.03
                                                    ===========       ==========

Average number of share outstanding .........         6,853,389        6,860,589
                                                    ===========       ==========


The per share amounts and the average number of shares outstanding have been restated to reflect the three percent stock dividend issued in December 1995.


The accompanying notes are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                 JUNE 30, 1996
                                                               ----------------

NATIONAL GAS & OIL COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
                                                          1996           1995
                                                      --------------------------
OPERATING REVENUES:
      Gas sales ..................................    $14,308,768    $13,604,875
      Transportation .............................      2,494,045      3,015,443
      Oil & gas production .......................     16,590,054     10,815,791
                                                      -----------    -----------

TOTAL OPERATING REVENUES .........................     33,392,867     27,436,109
                                                      -----------    -----------

OPERATING EXPENSES:
      Purchased gas - gas sales ..................      6,922,348      7,651,338
      Purchased gas - oil and gas production .....     13,365,002      8,017,424
      Operation and maintenance ..................      4,338,185      4,413,711
      Depreciation, depletion & amortization .....      1,823,126      1,767,499
      Taxes other than income ....................      1,887,608      1,705,143
                                                      -----------    -----------

TOTAL OPERATING EXPENSES .........................     28,336,269     23,555,115
                                                      -----------    -----------

OPERATING INCOME .................................      5,056,598      3,880,994
                                                      -----------    -----------

Other income .....................................        229,862        113,474
Interest expense .................................        430,080        507,321
Federal income taxes .............................      1,532,761      1,097,708
                                                      -----------    -----------
NET INCOME .......................................    $ 3,323,619    $ 2,389,439
                                                      ===========    ===========

Net income per share .............................    $      0.48    $      0.35
                                                      ===========    ===========

Average number of share outstanding ..............      6,856,272      6,869,589
                                                      ===========    ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the three percent stock dividend issued in December 1995.

The accompanying notes are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                 JUNE 30, 1996
                                                                --------------

NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
ASSETS
                                                        June 30,    December 31,
                                                          1996          1995
                                                      --------------------------

PROPERTY, PLANT AND EQUIPMENT

     Gas utility properties ........................   $64,524,662   $62,444,717
     Less - Accumulated depreciation ...............    23,222,173    22,199,392
                                                       -----------   -----------

                                                        41,302,489    40,245,325
                                                       -----------   -----------

     Oil and gas properties, successful efforts ... 21,615,091 21,218,605 Less - Accumulated depreciation,
       depletion and amortization ..................     7,658,516     7,304,416
                                                       -----------   -----------

                                                        13,956,575    13,914,189
                                                       -----------   -----------

     Other - net ...................................     5,145,550     5,492,265
                                                       -----------   -----------

TOTAL PROPERTY, PLANT AND EQUIPMENT ................    60,404,614    59,651,779
                                                       -----------   -----------

CURRENT ASSETS
     Cash and cash equivalents .....................     3,459,564       448,250
     Short-term investments ........................          --         782,788
     Accounts receivable - net .....................     7,307,115    10,285,798
     Gas in underground storage ....................     1,507,084     2,321,552
     Materials and supplies, at average cost .......     1,144,356       980,787
     Prepaid taxes .................................     1,973,240     2,896,527
     Other .........................................       774,995       504,340
                                                       -----------   -----------

TOTAL CURRENT ASSETS ...............................    16,166,354    18,220,042
                                                       -----------   -----------

OTHER ASSETS .......................................     1,395,134     1,558,481
                                                       -----------   -----------

TOTAL ASSETS .......................................   $77,966,102   $79,430,302
                                                       ===========   ===========


The accompanying notes are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                 JUNE 30, 1996
                                                           -------------------

NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
LIABILITIES
                                                    June 30,        December 31,
                                                      1996              1995
                                                   -----------------------------
      CAPITALIZATION
          Shareholders' equity -
             Common stock, par value $1 per
             share, authorized 14,000,000
       shares, issued 7,018,512 shares .......    $  7,018,512     $  7,018,512
    Paid in capital ..........................      31,353,831       31,353,831
    Retained earnings ........................       6,348,851        3,848,185
    Treasury shares at cost, 165,123 &
    157,923, respectively ....................      (1,615,676)      (1,550,509)
                                                  ------------     ------------

TOTAL SHAREHOLDERS' EQUITY ...................      43,105,518       40,670,019
                                                  ------------     ------------

    Long-term debt ...........................      10,184,877       11,079,442

CURRENT LIABILITIES
    Current maturities of long-term debt .....         881,959          877,264
    Short-term loans .........................            --          1,350,000
    Accounts payable .........................       6,827,007        5,491,004
    Accrued income and other taxes ...........       2,175,348        3,990,295
    LIFO inventory reserve ...................         210,826             --
    Refundable gas cost ......................            --          1,348,047
    Other ....................................       1,617,778        1,947,816
                                                  ------------     ------------

TOTAL CURRENT LIABILITIES ....................      11,712,918       15,004,426
                                                  ------------     ------------

DEFERRED CREDITS AND OTHER LIABILITIES
    Federal income taxes .....................       8,161,111        8,112,490
    Investment tax credits ...................       1,035,246        1,084,188
    Accrued transition costs .................         270,833        1,035,895
    Health care and other ....................       3,495,599        2,443,842
                                                  ------------     ------------

TOTAL DEFERRED CREDITS AND OTHER .............      12,962,789       12,676,415
                                                  ------------     ------------

TOTAL CAPITALIZATION AND LIABILITIES .........    $ 77,966,102     $ 79,430,302
                                                  ============     ============

The accompanying notes are an integral part of these statements.



                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                 JUNE 30, 1996
                                                                --------------

NATIONAL GAS & OIL COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
                                                                  1996           1995
                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income .........................................   $ 3,323,616    $  2,389,439
      Reconciliation of net income to net cash provided by
         operating activities
            Depreciation, depletion, and amortization ....     1,888,827       1,835,928
            Deferred income taxes ........................       518,922        (743,630)
            Other, net ...................................       (75,505)        202,915
      Change in assets and liabilities:
            Accounts receivable ..........................     3,005,246       3,475,690
            Short-term investments .......................     2,075,059        (836,947)
            Gas in underground storage and LIFO reserve ..     1,025,294       1,730,797
            Materials and supplies .......................      (163,568)        (73,003)
            Deferred gas costs ...........................    (1,825,253)        334,587
            Accounts payable .............................        43,732         818,160
            Prepaid taxes ................................       923,287         800,585
            Other, net ...................................    (1,958,692)        989,400
                                                             -----------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ................     8,780,965      10,923,921
                                                             -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures ...............................    (2,690,128)     (2,827,488)
      Salvage on retirement of facilities ................        48,466          38,388
                                                             -----------    ------------

NET CASH USED IN INVESTING ACTIVITIES ....................    (2,641,662)     (2,789,100)
                                                             -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments of long-term debt ...............      (439,868)     (1,340,483)
      Net payments under short-term bank loans ...........    (1,800,000)     (3,050,000)
      Purchase of treasury stock .........................       (65,168)           --
      Dividends paid .....................................      (822,953)       (799,378)
                                                             -----------    ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......    (3,127,989)     (5,189,861)
                                                             -----------    ------------

NET INCREASE IN CASH & CASH EQUIVALENTS ..................     3,011,314       2,944,960

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........       448,250       1,271,186
                                                             -----------    ------------
CASH & CASH EQUIVALENTS AT END OF PERIOD .................   $ 3,459,564    $  4,216,146
                                                             ===========    ============


The accompanying notes are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                 JUNE 30, 1996

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated balance sheets, statement of cash flows, and income statements have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at June 30, 1996 and 1995 have been included, and were normal recurring adjustments. Certain reclassifications have been made for comparative purposes.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At June 30, 1996, gas in underground storage which is accounted for under LIFO decreased 455,396 Mcf from December 31, 1995, due to the seasonal nature of the Company's business. The Company injects natural gas into underground storage in the summer and withdraws the gas in the winter during high demand periods. The reserve for LIFO inventory of $210,826 is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

3.   Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:

                                          Six Months Ended June 30,
                                             1996           1995
                                            ------         ------

                        Income taxes      $1,350,000     $1,400,000
                        Interest          $  396,202     $  539,507

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                 JUNE 30, 1996

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

      Consolidated revenue of $10,416,000 in the second quarter of 1996 increased by 11 percent from second quarter 1995 consolidated revenue. The major change in revenue can be attributed to increased marketing activities by NGO Development.

      Net income in the second quarter of 1996 amounted to $479,000, an increase of $253,000 from the second quarter of 1995.

      Net income per common share in the second quarter of 1996 was $.07 as compared to $.03 in the second quarter of 1995. The change is primarily attributed to the increase in income generated by increased marketing activities by NGO Development.

Gas Sales and Transportation

      Operating revenues associated with this segment of the business decreased by $105,000 or two percent in the second quarter of 1996 as compared to the second quarter of 1995 due to a decrease in the volume of gas sold and transported.

      Net income of the gas sales and transportation segment during the second quarter of 1996 decreased $88,000 as compared to the second quarter of 1995. This fluctuation is primarly related to decreased throughput.

      Volumes of gas sold and transported to various customer classes for the second quarter decreased two percent over the second quarter of 1995.

                                          Six Months Ended June 30,
      Gas Throughput (MCF)                     1996       1995
                                              ------     ------
      Gas Sales:
            Industrial                        10,469      11,183
            Residential                      414,442     335,931
            Commercial                       171,555     143,209
                                           ---------   ---------
                 Total Gas Sales             596,466     490,323
      Transportation                       1,534,231   1,684,757
                                           ---------   ---------
                 Total Gas Throughput      2,130,697   2,175,080
                                           =========   =========

      The increase in purchased gas expense is the result of the corresponding increase in gas sales revenue. Operations and maintenance expenditures have decreased 2 percent during the second quarter as compared to the second quarter of 1995 primarily due to decreased insurance premiums.

Oil and Gas Production

      Operating revenues from the oil and gas production segment increased $1,116,000 in the second quarter of 1996 as compared to the second quarter of 1995. The increase is due primarily to the increased gas marketing activity by NGO Development. Operating expenses for this business segment have remained relatively flat with purchased gas expense increasing to correspond with the increase in gas marketing revenue. Other operating expenses have decreased due to cost cutting measures.

      Net income for the period increased $332,000 primarily due to favorable market conditions, the increase in gas marketing activity and expenses remaining flat.

General

      Interest expense decreased $42,000 as compared to first quarter 1995, due to decreased borrowing by National Gas and NGO Development. Other income increased $39,000 in the second quarter of 1996 as compared to the second quarter of 1995, primarily due to the beginning of operations of the processing plant.

Federal Income Taxes

      The change in federal income tax expense for the quarter reflects the changes in taxable income for the consolidated companies. Taxable income has increased due to the increased marketing activities by NGO Development.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

      The primary sources and uses of cash during the six month period ending June 30 are summarized in the following condensed cash flow statement:

Sources and (Uses) of Cash
                                                      1996               1995
                                                      ----               ----

Provided by Operating Activities ..............    $ 8,780,965     $ 10,923,921
Capital Expenditures, net of salvage ..........     (2,641,662)      (2,789,100)
Net Borrowings ................................     (2,239,868)      (4,390,483)
Common Dividends ..............................       (822,953)        (799,378)
Purchase of Treasury Stock ....................        (65,168)               0
                                                   -----------     ------------
   Net Increase in Cash & Cash Equivalents ....    $ 3,011,314     $  2,944,960
                                                   ===========     ============

      Cash provided by operating activities consist of net income and noncash items including depreciation, depletion, amortization and deferred income taxes. Additionally, changes in working capital are also included in cash provided by operating activities. The Company expects that internally generated cash and cash reserves, coupled with seasonal short-term borrowings, will continue to be sufficient to satisfy the operating, normal capital expenditure and dividend requirements of the Company's existing operations in the near future.

Capital Expenditures

      In the first six months of 1996 the gas sales and transportation segment accounted for 79 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 21 percent which was primarily used for the development and/or completion of various interest in oil and gas wells.
      Capital expenditures vary significantly by quarter. The Company estimates that normal capital expenditures in 1996 to support existing operations will be approximately $4,600,000. The construction and drilling programs are continually evaluated and actual expenditures may be more or less.

Financing and Liquidity

      The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.

      As of June 30, 1996, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $6,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.312 percent to 8.5 percent. During the first six months, the Company utilized these credit lines and as of June 30, 1996, all short-term draws were repaid. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will utilize its credit lines for additional funds during the third and fourth quarters of 1996.

      Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit which expires in February 1997. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas.

      In March 1994, National Gas issued $6 million of Senior Unsecured Notes in a private placement to a qualified investor. The proceeds were utilitzed by National Gas to fund various capital projects in 1994 and 1995, including the $3.5 million pipeline project to provide gas service to a new customer. The notes bear a fixed interest rate of 6.63 percent, have a maturity of 15 years and an average life of 9 years. The notes carry a 100 percent guaranty by the Company.

      The Company is not aware of any material events or uncertainties which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.

Dividends

      The Company paid cash dividends of $822,953 and $799,378 during the six months ended June 30, 1996 and 1995, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.

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

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                 JUNE 30, 1996

                          NATIONAL GAS & OIL COMPANY
                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            None.

Item 3.     Default upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

               The 1996 Annual Meeting of Shareholders was held on May 23, 1996, at Newark, Ohio. There were 6,254,987 shares (91.2%) represented at the meeting. The following persons were elected as Directors for a term of three years: Alan A. Baker
               (6,223,013), Richard O. Johnson (6,019,815) and Thomas E. Stewart (6,220,993).

               By a vote of 5,926,227  (86.4%) in favor,  with 137,795  (2.0%)
               against and 188,807 (2.8%) abstaining, the shareholders resolved to adopt the amendment to the Company's Code of Regulations that "No person shall be eligible to stand for election, who is 70 years of age or older on the date of the election or the appointment."

               The shareholders further voted in favor of a motion to ratify the appointment of Price Waterhouse LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 1996. There were 6,191,208 (90.3%) votes cast in favor, 33,510 (0.5%) against and 28,111 (0.4%)
               abstaining.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            Exhibit 27 -- Financial Data Schedule

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                                 JUNE 30, 1996



                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL GAS & OIL COMPANY
                                          (Registrant)



Date: August 14, 1996              /s/ John B. Denison
                                   ___________________________________________
                                   John B. Denison
                                   Vice President and Secretary



Date: August 14, 1996              /s/ Todd P. Ware
                                   ___________________________________________
                                   Todd P. Ware
                                   Vice President and Chief Financial Officer

                              CODE OF REGULATIONS
                                      OF
                          NATIONAL GAS & OIL COMPANY
                                     Index

Section                        Caption                    Page No.
- -------                    ---------------                --------

                                  ARTICLE ONE

                           Meetings of Shareholders

 1.01       Annual Meetings . . . . . . . . . . . . . . . .  3
 1.02       Calling of Meetings . . . . . . . . . . . . . .  3
 1.03       Place of Meetings . . . . . . . . . . . . . . .  3
 1.04       Notice of Meetings  . . . . . . . . . . . . . .  3
 1.05       Waiver of Notice  . . . . . . . . . . . . . . .  4
 1.06       Quorum  . . . . . . . . . . . . . . . . . . . .  4
 1.07       Votes Required  . . . . . . . . . . . . . . . .  4
 1.08       Order of Business . . . . . . . . . . . . . . .  4
 1.09       Shareholders Entitled to Vote . . . . . . . . .  5
 1.10       Cumulative Voting . . . . . . . . . . . . . . .  5
 1.11       Proxies . . . . . . . . . . . . . . . . . . . .  5
 1.12       Inspectors of Election  . . . . . . . . . . . .  5

                                  ARTICLE TWO

                                   Directors

 2.01       Authority and Qualifications  . . . . . . . . .  6
 2.02       Number of Directors and Term of Office  . . . .  6
 2.03       Nomination and Election . . . . . . . . . . . .  6
 2.04       Removal . . . . . . . . . . . . . . . . . . . .  8
 2.05       Vacancies . . . . . . . . . . . . . . . . . . .  8
 2.06       Meetings  . . . . . . . . . . . . . . . . . . .  8
 2.07       Notice of Meetings  . . . . . . . . . . . . . .  8
 2.08       Waiver of Notice  . . . . . . . . . . . . . . .  9
 2.09       Quorum  . . . . . . . . . . . . . . . . . . . .  9
 2.10       Executive Committee . . . . . . . . . . . . . .  9
 2.11       Compensation  . . . . . . . . . . . . . . . . . 10
 2.12       By-Laws . . . . . . . . . . . . . . . . . . . . 10

                                 ARTICLE THREE

                                   Officers

 3.01       Officers  . . . . . . . . . . . . . . . . . . . 11
 3.02       Tenure of Office  . . . . . . . . . . . . . . . 11
 3.03       Duties of the Chairman of the Board . . . . . . 11

Section                        Caption                    Page No.
- -------                    ---------------                --------

 3.04       Duties of the President . . . . . . . . . . . . 11
 3.05       Duties of the Vice Presidents . . . . . . . . . 12
 3.06       Duties of the Secretary . . . . . . . . . . . . 12
 3.07       Duties of the Treasurer . . . . . . . . . . . . 12


                                 ARTICLE FOUR

                                    Shares

 4.01       Certificates  . . . . . . . . . . . . . . . . . 13
 4.02       Transfers . . . . . . . . . . . . . . . . . . . 13
 4.03       Transfer Agents and Registrars  . . . . . . . . 13
 4.04       Lost, Wrongfully Taken or
              Destroyed Certificates  . . . . . . . . . . . 13

                                 ARTICLE FIVE

               Indemnification, Insurance and Similar Protection

 5.01       Mandatory Indemnification . . . . . . . . . . . 15
 5.02       Court-Approved Indemnification  . . . . . . . . 15
 5.03       Indemnification for Expenses  . . . . . . . . . 16
 5.04       Determination Required  . . . . . . . . . . . . 16
 5.05       Advances for Expenses . . . . . . . . . . . . . 17
 5.06       Article Five Not Exclusive  . . . . . . . . . . 18
 5.07       Insurance and Similar Protection  . . . . . . . 18
 5.08       Certain Definitions . . . . . . . . . . . . . . 18
 5.09       Venue . . . . . . . . . . . . . . . . . . . . . 19

                                  ARTICLE SIX

                                 Miscellaneous

 6.01       Seal  . . . . . . . . . . . . . . . . . . . . . 20
 6.02       Amendments  . . . . . . . . . . . . . . . . . . 20
 6.03       Action by Shareholders or Directors Without
              a Meeting . . . . . . . . . . . . . . . . . . 20

                              CODE OF REGULATIONS
                                      OF
                          NATIONAL GAS & OIL COMPANY

                                  ARTICLE ONE

                           Meetings of Shareholders

      SECTION 1.01. Annual Meetings. The annual meeting of the shareholders for the election of directors, for the consideration of reports to be laid before such meeting and for the transaction of such other business as may properly come before such meeting, shall be held on the Thursday, following the third Tuesday in May in each year or on such other date as may be fixed from time to time by the Directors.

      SECTION 1.02. Calling of Meetings. Meetings of the shareholders may be called only by the Chairman of the Board or the President, or, in case of the Chairman's or President's absence, death, or disability, the Vice president authorized to exercise the authority of the President; the Secretary; the Directors by action at a meeting, or a majority of the Directors acting without a meeting; or the holders of at least 50% of all shares outstanding and entitled to vote thereat.

      SECTION 1.03. Place of Meetings. All meetings of shareholders shall be held at the principal office of the corporation, unless otherwise provided by action of the Directors. Meetings of shareholders may be held at any place within or without of the State of Ohio.

      SECTION 1.04.  Notice of Meetings.

      (A) Written notice stating the time, place and purposes of a meeting of the shareholders shall be given either by personal delivery or by mail not less than seven nor more than sixty days before the date of the meeting (1) to each shareholder of record entitled to notice of the meeting, (2) by or at the direction of the Chairman of the Board, the President or the Secretary. If mailed, such notice shall be addressed to the shareholder at his address as it appears on the record of the corporation. Notice of adjournment of a meeting need not be given if the time and place to which it is adjourned are fixed and announced at such meeting. In the event of a transfer of shares after the record date for determining the shareholders who are entitled to receive notice of a meeting of shareholders, it shall not be necessary to give notice to the transferee. Nothing herein contained shall prevent the setting of a record date in the manner provided by law, the

Articles or the Regulations for the determination of shareholders who are entitled to receive notice of or to vote at any meeting of shareholders or for any purpose required or permitted by law.

      (B) Following receipt by the Chairman of the Board, the President or the Secretary of a request in writing, specifying the purpose or purposes for which the persons properly making such request have called a meeting of the shareholders, delivered either in person or by registered mail to such officer by any persons entitled to call a meeting of shareholders, such officer shall cause to be given to the shareholders entitled thereto notice of a meeting to be held on a date not less than seven nor more than 60 days after the receipt of such request, as such officer may fix. If such notice is not given within 15 days after the receipt of such request by the Chairman of the Board, the President or the Secretary, then, and only then, the persons properly calling the meeting may fix the time of meeting and give notice thereof in accordance with the provisions of the Regulations.

      SECTION 1.05. Waiver of Notice. Notice of the time, place and purpose or purposes of any meeting of shareholders may be waived in writing, either before or after the holding of such meeting, by any shareholder, which writing shall be filed with or entered upon the records of such meeting. The attendance of any shareholder, in person or by proxy, at any such meeting without protesting the lack of proper notice prior to or at the commencement of the meeting shall be deemed to be a waiver by such shareholder of notice of such meeting.

      SECTION 1.06. Quorum. At any meeting of shareholders, the holders of a majority in amount of the voting shares of the corporation then outstanding and entitled to vote thereat, present in person or by proxy, shall constitute a quorum for such meeting. The holders of a majority of the voting shares represented at a meeting, whether or not a quorum is present, or the Chairman of the Board, the President, or the officer of the corporation acting as chairman of the meeting, may adjourn such meeting from time to time, and if a quorum is present at such adjourned meeting, any business may be transacted as if the meeting had been held as originally called.

      SECTION 1.07. Votes Required. At all elections of Directors the candidates receiving the greatest number of votes shall be elected. Any other matter submitted to the shareholders for their vote shall be decided by the vote of such proportion of the shares, or of any class of shares, or of each class, as is required by law, the Articles or the Regulations.

     SECTION 1.08.Order of Business. The order of business at any meeting of shareholders shall be determined by the officer of the corporation acting as chairman of such meeting unless otherwise determined by a vote of the holders of a majority of the voting shares of the corporation then outstanding, present in person or by proxy, and entitled to vote at such meeting.

      SECTION 1.09. Shareholders Entitled to Vote. Each shareholder of record on the books of the corporation on the record date for determining the shareholders who are entitled to vote at a meeting of shareholders shall be entitled at such meeting to one vote for each share of the corporation standing in his name on the books of the corporation on such record date. The Directors may fix a record date for the determination of the shareholders who are entitled to receive notice of and to vote at a meeting of shareholders, which record date shall not be a date earlier than the date on which the record date is fixed and which record date may be a maximum of 60 days preceding the date of the meeting of shareholders.

      SECTION 1.10. Cumulative Voting. If notice in writing shall be given by a shareholder to the President, a Vice President or the Secretary of the corporation, not less than forty-eight hours before the time fixed for holding a meeting of the shareholders for the purpose of electing Directors if notice of such meeting shall have been given at least ten days prior thereto, and otherwise not less than twenty-four hours before such time, that such shareholder desires that the voting at such election shall be cumulative, and if an announcement of the giving of such notice is made upon the convening of the meeting by the presiding officer or secretary of the meeting or by or on behalf of the shareholder giving such notice, each shareholder shall have the right to cumulate such voting power as he possesses and to give one candidate as many votes as is determined by multiplying the number of Directors to be elected by the number of votes to which such shareholder is entitled, or to distribute such number of votes on the same principle among two or more candidates, as he sees fit.

      SECTION 1.11. Proxies. At meetings of the shareholders, any shareholder of record entitled to vote thereat may be represented and may vote by a proxy or proxies appointed by an instrument in writing signed by such shareholder, but such instrument shall be filed with the secretary of the meeting before the person holding such proxy shall be allowed to vote thereunder. No proxy shall be valid after the expiration of eleven months, after the date of its execution, unless the shareholder executing it shall have specified therein the length of time it is to continue in force.

      SECTION 1.12. Inspectors of Election. In advance of any meeting of shareholders, the Directors may appoint inspectors of election to act at such meeting or any adjournment thereof; if inspectors are not so appointed, the officer of the corporation acting as chairman of any such meeting may make such appointment. In case any person appointed as inspector fails to appear or act, the vacancy may be filled only by appointment made by the Directors in advance of such meeting, or, if not so filled, at the meeting by the officer of the corporation acting as chairman of such meeting. No other person or persons may appoint or require the appointment of inspectors of election.

                                  ARTICLE TWO

                                   Directors

      SECTION 2.01. Authority and Qualifications. Except where the law, the Articles or the Regulations otherwise provide, all authority of the corporation shall be vested in and exercised by a Board of Directors. Directors need not be shareholders of the corporation. The Chairman of the Board and the President shall be directors.

      SECTION 2.02. Number of Directors and Term of Office. Until changed by amendment of the Regulations, by the adoption of new Regulations or by action of the Directors, the number of Directors of the corporation shall be nine. Directors shall be classified into three classes consisting of not less than three or more than four Directors each. At the initial meeting of shareholders, an election shall be held to elect a class of Directors to serve for one year and until their successors are elected, an election shall be held to elect a class of Directors to serve for two years and until their successors are elected and an election shall be held to elect a class of Directors to serve for three years and until their successors are elected. At each annual meeting of shareholders thereafter, a class of Directors shall be elected to serve for three years and until their successors are elected. The Directors may change the number of Directors and may fill any Director's office that is created by an increase in the number of Directors; provided, however, that the Directors may not increase the number of Directors to more than twelve or the number of directors in each class to more than four, and provided further that the Directors may not reduce the number of Directors to fewer than nine or the number of Directors in each class to fewer than three. No reduction in the number of Directors shall of itself have the effect of shortening the term of any incumbent Director.

      SECTION 2.03. Nomination and Election. (A) Any nominee for election as a Director of the corporation may be proposed only by the Board of Directors or by any shareholder entitled to vote for the election of Directors. No person, other than a nominee proposed by the Board of Directors, may be nominated for election as a director of the corporation unless such person shall have been proposed in a written notice, delivered or mailed by first-class United States mail, postage prepaid, to the Secretary of the corporation at its principal office. In the case of a nominee proposed for election as a Director at an annual meeting of shareholders, such written notice of a proposed nominee shall be received by the Secretary of the corporation on or before the later of (i) February 1, immediately preceding such annual meeting or (ii) the sixtieth (60th) day prior to the first anniversary of the most recent annual meeting of shareholders of the corporation held for the election of Directors; provided, however, that if the annual meeting for the election of Directors in any year is not held on or before the thirty-first (31st) day next following such anniversary, then the written notice required by this subparagraph (A) shall be received by the Secretary within a reasonable time prior to the date of such annual meeting. In the case of a nominee proposed for election as a Director at a special meeting of shareholders at which Directors are to be elected, such written notice of a proposed nominee shall be received by the Secretary of the corporation no later than the close of business on the seventh day following the day on which notice of the special meeting was mailed to shareholders. Each such written notice of a proposed nominee shall set forth (1) the name, age, business or residence address of each nominee proposed in such notice, (2) the principal occupation or employment of each such nominee, and (3) the number of common shares of the corporation owned beneficially and/or of record by each such nominee and the length of time any such shares have been so owned.

      (B) If a shareholder shall attempt to nominate one or more persons for election as a Director at any meeting at which Directors are to be elected without having identified each such person in a written notice given as contemplated by, and/or without having provided therein the information specified in, subparagraph (A) of this Section, each such attempted nomination shall be invalid and shall be disregarded unless the person acting as chairman of the meeting determines that the facts warrant the acceptance of such nomination.

      (C) At each annual meeting of shareholders, Directors shall be elected to succeed the class of Directors whose term shall expire in that year, but if the annual meeting is not held or if one or more of such Directors are not elected thereat, they may be elected at a special at a special meeting called for that purpose. The election of Directors shall be by ballot whenever requested by the presiding officer of the meeting or by the holders of a majority of the voting shares outstanding, entitled to vote at such meeting and present in person or by proxy, but unless such request is made, the election shall be viva voce.

      (This section 2.03, Paragraphs (A), (B) and (C) were adopted by shareholder ratification at the Annual Meeting of Shareholders held on May 21, 1987.)

      (D) No person shall be eligible to stand for election, who is 70 years of age or older on the date of the election or the appointment.

      (This Section 2.03 (D) was adopted by shareholder ratification at the Annual Meeting of Shareholders held on May 23, 1996.)

      SECTION 2.04. Removal. A Director or Directors may be removed from office, with or without assigning any cause, only by the vote of the holders of shares entitling them to exercise not less than 80% of the voting power of the corporation to elect Directors in place of those to be removed. In case of any such removal, a new Director may be elected at the same meeting for the unexpired term of each Director removed. Failure to elect a Director to fill the unexpired term of any Director removed shall be deemed to create a vacancy in the Board.

      SECTION 2.05. Vacancies. Vacancies in the Board may be filled in the manner provided by law, the Articles or the Regulations.

      SECTION 2.06. Meetings. A meeting of the Directors shall be held immediately following the adjournment of each annual meeting of shareholders at which Directors are elected, and notice of such meeting need not be given. The Directors shall hold such other meetings as may from time to time be called, and such other meetings of Directors may be called only by the Chairman of the Board, the President, or any two Directors. All meetings of Directors shall be held at the principal office of the corporation in Ohio, or at such other place within or without the State of Ohio, as the Directors may from time to time determine by a resolution. Meetings of the Directors may be held through any communications equipment if all persons participating can hear each other and participation in a meeting pursuant to this provision shall constitute presence at such meeting.

      SECTION 2.07. Notice of Meetings. Notice of the time and place of each meeting of Directors for which such notice is required by law, the Articles, the Regulations or the By-Laws shall be given to each of the Directors by at least one of the following methods:

      (A) In a writing mailed not less than three days before such meeting and addressed to the residence or usual place of business of a Director, as such appears on the records of the corporation; and

      (B) By telegraph, cable, radio, wireless or a writing sent or delivered to the residence or usual place of business of a Director as the same appears on the records of the corporation, not later than the day before the date on which such meeting is to be held; or

      (C) Personally or by telephone not later than the day before the date on which such meeting is to be held.

Notice given to a Director by any one of the methods specified in the Regulations shall be sufficient, and the method of giving notice to all Directors need not be uniform. Notice of any meeting of Directors may be given only by the Chairman of the Board, the President or the Secretary of the corporation. Any such notice, need not specify the purpose or purposes of the meeting. Notice of adjournment of a meeting of Directors need not be given if the time and place to which it is adjourned are fixed and announced at such meeting.

      SECTION 2.08. Waiver of Notice. Notice of any meeting of Directors may be waived in writing, either before or after the holding of such meeting, by any Director, which writing shall be filed with or entered upon the records of the meeting. The attendance of any Director at any meeting of Directors without protesting, prior to or at the commencement of the meeting, the lack of proper notice, shall be deemed to be a waiver by him of notice of such meeting.

      SECTION 2.09. Quorum. A majority of the whole authorized number of Directors shall be necessary to constitute a quorum for a meeting of Directors, except that a majority of the Directors in office shall constitute a quorum for filing a vacancy in the Board. The act of a majority of the Directors present at a meeting at which a quorum is present is the act of the Board, except as otherwise provided by law, the Articles or the Regulations.

      SECTION 2.10. Executive Committee. The Directors may create an Executive Committee or any other committee of Directors, to consist of not less than three Directors, and may authorize the delegation to such Executive Committee or other committees of any of the authority of the Directors, however conferred, other than that of filling vacancies among the Directors or in the Executive Committee or in any other committee of the Directors. The President shall be an ex officio member of the Executive Committee.

      Such Executive Committee or any other committee of Directors shall serve at the pleasure of the Directors, shall act only in the intervals between meetings of the Directors, and shall be subject to the control and direction of the Directors. Such Executive Committee or other committee of Directors may act by a majority of its members at a meeting or by a writing or writings signed by all of its members.

      Any act or authorization of an act by the Executive Committee or any other committee within the authority delegated to it shall be as effective for all purposes as the act or authorization of the Directors. No notice of a meeting of the Executive Committee or of any other committee of Directors shall be required. A meeting of the Executive Committee or of any other committee of Directors may be called only by the Chairman of the Board or by a member of such Executive or other committee of Directors.

      SECTION 2.11. Compensation. Directors shall be entitled to receive as compensation for services rendered and expenses incurred as Directors, such amounts as the Directors may determine.

      SECTION 2.12. By-Laws. The Directors may adopt, and amend from time to time, By-Laws for their own government, which By-Laws shall not be inconsistent with the law, the Articles or the Regulations.

                                 ARTICLE THREE

                                   Officers

      SECTION 3.01. Officers. The officers of the corporation to be elected by the Directors shall be a Chairman of the Board, a President, a Secretary, a Treasurer and such other officers and assistant officers as the Directors may from time to time elect. The Chairman of the Board and President shall be Directors. Officers need not be shareholders of the corporation, and may be paid such compensation as the Board of Directors may determine. Any two or more offices may be held by the same person, but no officer shall execute, acknowledge, or verify any instrument in more than one capacity if such instrument is required by law, the Articles, the Regulations or the By-Laws to be executed, acknowledged, or verified by two or more officers.

      SECTION 3.02. Tenure of Office. The officers of the corporation shall hold office at the pleasure of the Directors. Any officer of the corporation may be removed, either with or without cause, at any time, by the affirmative note of a majority of all the Directors then in office; such removal, however, shall be without prejudice to the contract rights, if any, of the person so removed.

      SECTION 3.03. Duties of the Chairman of the Board. The Chairman of the Board shall preside at all meetings of the shareholders and at all meetings of the Directors and shall have such other powers and perform such duties as the Directors shall from time to time assign to him. The Chairman of the Board shall, unless some other officer shall be specifically authorized by resolution of the Directors, sign all certificates evidencing shares of the corporation and all deeds, mortgages, bonds, contracts, notes and other instruments requiring the signature of the chief executive officer of the corporation.

      (This Section 3.03 was adopted by ratification of the shareholders at the Annual Meeting of the Shareholders held on May 22, 1986.)

      SECTION 3.04. Duties of the President. The President shall perform such duties as the Directors or the Chairman of the Board shall from time to time assign to him. In the absence of the Chairman of the Board or in the event of his disability or refusal to act, the President shall perform the duties of the Chairman of the Board, and when so acting, shall have all of the powers of and be subject to all restrictions upon the Chairman of the Board.

      (This Section 3.04 was adopted by ratification of the shareholders at the Annual Meeting of the Shareholders held on May 22, 1986.)

      SECTION 3.05. Duties of the Vice Presidents. In the absence of the President or in the event of his inability or refusal to act, the Vice President, if any, (or in the event there be more than one Vice President, the Vice Presidents in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all restrictions upon the President. The Vice Presidents shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

      SECTION 3.06. Duties of the Secretary. It shall be the duty of the Secretary, or of an Assistant Secretary, if any, in case of the absence or inability to act of the Secretary, to keep minutes of all the proceedings of the shareholders and the Directors and to make a proper record of the same, which shall be attested by him; to sign all certificates for shares, and all deeds, mortgages, bonds, contracts, notes and other instruments requiring his signature on behalf of the corporation, to perform such other duties as may be required by law, the Articles or the Regulations; to keep such books as may be required by the Directors; to file all reports to states and to the federal government; to perform such other and further duties as may from time to time be assigned to him by the Directors or the President; and to deliver all books, paper and property of the corporation in his possession to his successor, or to the President.

      SECTION 3.07. Duties of the Treasurer. The Treasurer, or an Assistant Treasurer, if any, in case of the absence or inability to act of the Treasurer, shall receive and safely keep in charge all money, bills, notes, choses in action, securities, deeds, leases, mortgages and similar property belonging to the corporation, and shall do with or disburse the same as directed by the President or the Directors; shall keep an accurate account of the finances and business of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses stated capital and shares, together with such other accounts as may be required and hold the same open for inspection and examination by the Directors; shall give bond in such sum with such security as the Directors may require for the faithful performance of his duties; shall, upon the expiration of his term of office, deliver all money and other property of the corporation in his possession or custody to his successor or the President; and shall perform such other duties as from time to time may be assigned to him by the Directors.

                                 ARTICLE FOUR

                                    Shares

      SECTION 4.01. Certificates. Certificates evidencing ownership of shares of the corporation shall be issued to those entitled to them. Each certificate evidencing shares of the corporation shall bear a distinguishing number; the signatures of the Chairman of the Board, the President, or a Vice President, and of the Secretary or an Assistant Secretary (except that when any such certificate is countersigned by an incorporated transfer agent or registrar, such signatures may be facsimile, engraved, stamped or printed); and such recitals as may be required by law. Certificates evidencing shares of the corporation shall be of such tenor and design as the Directors may from time to time adopt and may bear such recitals as are permitted by law.

      SECTION 4.02. Transfers. Where a certificate evidencing a share or shares of the corporation is presented to the corporation or its proper agents with a request to register transfer, the transfer shall be registered as requested if:

      (1) An appropriate person signs on each certificate so presented or signs on a separate document an assignment or transfer of shares evidenced by each such certificate, or signs a power to assign or transfer such shares, or when the signature of an appropriate person is written without more on the back of each such certificate; and

      (2) Reasonable assurance is given that the indorsement of each appropriate person is genuine and effective; the corporation or its agents may refuse to register a transfer of shares unless the signature of each appropriate person is guaranteed by a commercial bank or trust company having an office or a correspondent in the City of New York or by a firm having membership in the New York Stock Exchange; and

      (3) All applicable laws relating to the collection of transfer or other taxes have been complied with; and

      (4) The corporation or its agents are not otherwise required or permitted to refuse to register such transfer.

      SECTION  4.03.  Transfer  Agents  and  Registrars.   The  Directors  may
appoint one or more agents to transfer or to register shares of the corporation, or both.

     SECTION 4.04. Lost, Wrongfully Taken or Destroyed Certificates. Except as otherwise provided by law, where the owner of a certificate evidencing shares of the corporation claims that such certificate has been lost, destroyed or wrongfully taken, the Directors must cause the corporation to issue a new certificate in place of the original certificate if the owner:

      (1) So requests before the corporation has notice that such original certificate has been acquired by a bona fide purchaser; and

      (2) Files with the corporation, unless waived by the Directors, an indemnity bond, with surety or sureties satisfactory to the corporation, in such sum as the Directors may, in their discretion, deem reasonably, sufficient as indemnity against any loss or liability that the corporation may incur by reason of the issuance of each such new certificate; and

      (3) Satisfies any other reasonable requirements which may be imposed by the Directors, in their direction.

                                 ARTICLE FIVE

               Indemnification, Insurance and Similar Protection

      (This entire Article Five was adopted by shareholder ratification at the Annual Meeting of Shareholders held on May 21, 1987.)

      SECTION 5.01. Mandatory Indemnification. The corporation shall indemnify any officer or director of the corporation who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including, without limitation, any action threatened or instituted by or in the right of the corporation), by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, trustee, officer, employee or agent of another corporation (domestic or foreign, nonprofit or for profit), partnership, joint venture, trust or other enterprise, against expenses (including, without limitation, attorneys' fees, filing fees, court reporters' fees and transcript costs), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, he had not reasonable cause to believe his conduct was unlawful. A person claiming indemnification under this
Section 5.01 shall be presumed, in respect of any act or omission giving rise to such claim for indemnification, to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal matter, to have had no reasonable cause to believe his conduct was unlawful, and the termination of any action, suit or proceeding by judgment, order settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, rebut such presumption.

      SECTION 5.02. Court-Approved Indemnification. Anything contained in the Regulations or elsewhere to the contrary notwithstanding:

      (A) the corporation shall not indemnify any officer or director of the corporation who was a party to any completed action or suit instituted by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, trustee, officer, employee or agent of another corporation (domestic or foreign, nonprofit or for profit), partnership, joint venture, trust or other enterprise, in respect of any claim, issue or matter asserted in such action or suit as to which he shall have been adjudged to be liable for gross negligence or misconduct (other than negligence) in the performance of his duty to the corporation unless and only to the extent that the Court of Common Pleas of Licking County, Ohio or the court in which such action or suit was brought shall determine upon application that, despite such adjudication of liability, and in view of all the circumstances of the case, he is fairly and reasonably entitled to such indemnity as such Court of Common Pleas or such other court shall deem proper; and

      (B) the corporation shall promptly make any such unpaid indemnification as is determined by a court to be proper as contemplated by this Section 5.02.

      SECTION 5.03. Indemnification for Expenses. Anything contained in the Regulations or elsewhere to the contrary notwithstanding, to the extent that an officer or director of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 5.01, or in defense of any claim, issue or matter therein, he shall be promptly indemnified by the corporation against expenses (including, without limitation, attorneys' fees, filing fees, court reporters' fees and transcript costs) actually and reasonably incurred by him in connection therewith.

      SECTION 5.04. Determination Required. Any indemnification required under
Section 5.01 and not precluded under Section 5.02 shall be made by the corporation only upon a determination that such indemnification of the officer or director is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 5.01. Such determination may be made only (A) by a majority vote of a quorum consisting of directors of the corporation who were not and are not parties to, or threatened with, any such action, suit or proceeding, or (B) if such a quorum is not obtainable or if a majority of a quorum of disinterested directors so directs, in a written opinion by independent legal counsel other than an attorney, or a firm having associated with it an attorney, who has been retained by or who has performed services for the corporation, or any person to be indemnified, within the past five years, or (C) by the shareholders, or (D) by the Court of Common Pleas of Licking County, Ohio or (if the corporation is a party thereto) the court in which such action, suit or proceeding was brought, if any; any such determination may be made by a court under division (D) of this Section 5.04 at any time [including, without limitation, any time before, during or after the time when any such determination may be requested of, be under consideration by or have been denied or disregarded by the disinterested directors under division (A) or by independent legal counsel under division
(B) or by the shareholders under division (C) of this Section 5.04]; and no failure for any reason to make any such determination, and no decision for any reason to deny any such determination, by the disinterested directors under division (A) or by independent legal counsel under division (B) or by shareholders under division (C) of this Section 5.04 shall be evidence in rebuttal of the presumption recited in Section 5.01. Any determination made by the disinterested directors under division (A) or by independent legal counsel under division (B) of this Section 5.04 to make indemnification in respect of any claim, issue or matter asserted in an action or suit threatened or brought by or in the right of the corporation shall be promptly communicated to the person who threatened or brought such action or suit, and within ten (10) days after receipt of such notification such person shall have the right to petition the Court of Common Pleas of Licking County, Ohio or the court in which such action or suit was brought, if any, to review the reasonableness of such determination.

      SECTION 5.05. Advances for Expenses. (A) Expenses (including, without limitation, attorneys' fees, filing fees, court reporters' fees and transcript costs) incurred in defending any action, suit or proceeding referred to in
Section 5.01 shall be paid by the corporation as they are incurred in advance of the final disposition of such action, suit or proceeding to or on behalf of a director promptly as such expenses are incurred by him, but only if such director shall first agree, in writing, to cooperate reasonably with the corporation concerning the action, suit or proceeding and to repay all amounts so paid in respect of any claim, issue or other matter asserted in such action, suit or proceeding if it is proved by clear and convincing evidence in a Court of competent jurisdiction that his action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to the corporation or undertaken with reckless disregard for the best interests of the corporation.

      (B) Expenses (including, without limitation, attorneys' fees, filing fees, court reporters' fees and transcript costs) incurred in defending any action, suit or proceeding referred to in Section 5.01 shall be paid by the corporation as they are incurred in advance of the final disposition of such action, suit or proceeding to or on behalf of the trustee, officer, employee or agent promptly as such expenses are incurred by him, but only if such trustee, officer, employee or agent shall first agree in writing, to cooperate reasonably with the corporation concerning the action, suit or proceeding and to repay all amounts so paid in respect of any claim, issue or other matter asserted in such action, suit or proceeding in defense of which he shall not have been successful on the merits of otherwise:

      (1) unless it shall ultimately be determined as provided in Section 5.04 that he is entitled to be indemnified by the corporation as provided under
Section 5.01; or

      (2) if, in respect of any claim, issue or other matter asserted by or in the right of the corporation in such action or suit, he shall have been adjudged to be liable for gross negligence or misconduct (other than negligence) in the performance of his duty to the corporation, unless and only to the extent that the Court of Common Pleas of Licking County, Ohio or the court in which such action or suit was brought shall determine upon application that, despite such adjudication of liability, and in view of all the circumstances, he is fairly and reasonably entitled to all or part of such indemnification.

      SECTION 5.06. Article Five Not Exclusive. The indemnification provided by this Article Five shall not be exclusive of, and shall be in addition to, any other rights granted to any person seeking indemnification under the law, the Articles or any agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be an officer or director of the corporation and shall inure to the benefit of the heirs, executors and administrators of such a person.

      SECTION 5.07. Insurance and Similar Protection. The corporation may purchase and maintain insurance or furnish similar protection, including but not limited to trust funds, letters of credit, or self-insurance, on behalf of or for any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, trustee, officer, employee, or agent of another corporation (domestic or foreign, nonprofit or for profit), partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the obligation or the power to indemnify him against such liability under the provisions of this Article Five. Insurance may be purchased from or maintained with a person in which the corporation has a financial interest.

      SECTION 5.08. Certain Definitions. For purpose of this Article Five, and as examples and not by way of limitation:

      (A) A person claiming indemnification under this Article Five shall be deemed to have been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 5.01, or in defense of any claim, issue or other matter therein, if such action, suit or proceeding shall be terminated as to such person, with or without prejudice, without the entry of a judgment or order against him, without a conviction of him, without the imposition of a fine upon him and without his payment or agreement to pay any amount in settlement thereof (whether or not any such termination is based upon a judicial or other determination of the lack of merit of the claims made against him or otherwise results in a vindication of him); and

      (B) References to an "other enterprise" shall include employee benefit plans; references to a "fine" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to any employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the best interests of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" within the meaning of that term as used in this Article Five.

      SECTION 5.09. Venue. Any action, suit or proceeding to determine a claim for indemnification under this Article Five may be maintained by the person claiming such indemnification, or by the corporation, in the Court of Common Please of Licking County, Ohio. The corporation and (by claiming such indemnification) each such person consent to the exercise of jurisdiction over its or his person by the Court of Common Pleas of Licking County, Ohio in any such action, suit or proceeding.

      (This entire Article Five was adopted by shareholders ratification at the Annual Meeting of Shareholders held on May 21, 1987.)

                                  ARTICLE SIX

                                 Miscellaneous


      SECTION 6.01.  Seal.  The corporation shall have no seal.

      SECTION 6.02. Amendments. The Regulations may be amended, or new Regulations may be adopted, at a meeting of shareholders held for such purpose, only by the affirmative vote of the holders of shares entitling them to exercise not less than a majority of the voting power of the corporation on such proposal, or without a meeting by the written consent of the holders of shares entitling them to exercise not less than a majority of the voting power of the corporation on such proposal; provided, however, (A) that the affirmative vote of the holders of shares entitling them to exercise 80% of the voting power on such proposal shall be required to amend, alter, change or repeal Sections 2.02, 2.03 or 2.04 of Article Two, Article Five or this
Section 6.02 or to amend, alter change or repeal these Regulations in any way inconsistent with the intent of the foregoing provisions, and (B) that with respect to any other proposal, if any three Directors of the corporation shall affirmatively vote against the amendment or new Regulations, the affirmative vote or written consent of the holders of shares entitling them to exercise not less than 80% of the voting power of the corporation shall be required to adopt such proposal. The written objection of a Director to any such proposal submitted to the Chairman of the Board, President or Secretary of the corporation not less than three days before the meeting of shareholders at which any such proposal is to be considered shall be deemed the affirmative vote by such Director against the matter.

      (This Section 6.02 was adopted by shareholder ratification at the Annual Meeting of Shareholders held on May 21, 1987.)

      SECTION 6.03. Action by Shareholders or Directors Without a Meeting. Anything contained in the Regulations to the contrary not withstanding, any action which may be authorized or taken at a meeting of the shareholders or of the Directors or of a committee of the Directors, as the case may be, may be authorized or taken without a meeting with the affirmative vote or approval of, and in a writing or writings signed by, all the shareholders who would be entitled to notice of a meeting of the shareholders held for such purpose, or all the Directors, or all the members of such committee of the Directors, respectively, which writings shall be filed with or entered upon the records of the corporation.