Form 10-Q
period 1996-09-30
NATIONAL GAS & OIL CO
filed 1996-11-14
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                         ----------------------------

For Quarter Ended September 30, 1996             Commission file number 1-8223


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

                      Yes   X                    No ______


Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

$1.00 Par Value - Common                                    6,852,389 Shares

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1996
                                               -------------------------------


                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                         1996           1995
                                                         ----           ----
OPERATING REVENUES:
          Gas sales                                  $ 1,734,405    $ 1,597,219
          Transportation                                 827,194      1,126,563
          Oil & gas production                         5,625,302      4,125,143
                                                     -----------    -----------

TOTAL OPERATING REVENUES                               8,186,901      6,848,925
                                                     -----------    -----------

OPERATING EXPENSES:
          Purchased gas - gas sales                      741,279        745,473
          Purchased gas - oil and gas production       4,292,722      3,081,747
          Operation and maintenance                    2,243,676      2,228,125
          Depreciation, depletion & amortization         911,156        883,749
          Taxes other than income                        670,199        653,929
                                                     -----------    -----------

TOTAL OPERATING EXPENSES                               8,859,032      7,593,023
                                                     -----------    -----------

OPERATING INCOME (LOSS)                                 (672,131)      (744,098)
                                                     -----------    -----------

Other income                                             166,454         68,614
Interest expense                                         231,091        259,345
Federal income taxes                                    (300,890)      (466,223)

                                                     -----------    -----------
NET INCOME (LOSS)                                    $  (435,878)   $  (468,606)
                                                     ===========    ===========

Net income (loss) per share                          $     (0.06)   $     (0.07)
                                                     ===========    ===========

Average number of share outstanding                    6,852,389      6,860,589
                                                     ===========    ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the three percent stock dividend issued in December 1995.


The accompanying notes are an integral part of these statements.

                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1996


                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                           1996         1995
                                                           ----         ----
OPERATING REVENUES:
          Gas sales                                    $16,043,176   $15,202,094
          Transportation                                 3,321,238     4,142,006
          Oil & gas production                          22,215,354    14,940,934
                                                       -----------   -----------

TOTAL OPERATING REVENUES                                41,579,768    34,285,034
                                                       -----------   -----------

OPERATING EXPENSES:
          Purchased gas - gas sales                      7,663,627     8,396,811
          Purchased gas - oil and gas production        17,657,724    11,099,171
          Operation and maintenance                      6,581,862     6,641,836
          Depreciation, depletion & amortization         2,734,282     2,651,248
          Taxes other than income                        2,557,806     2,359,072
                                                       -----------   -----------

TOTAL OPERATING EXPENSES                                37,195,301    31,148,138
                                                       -----------   -----------

OPERATING INCOME                                         4,384,467     3,136,896
                                                       -----------   -----------

Other income                                               396,315       182,088
Interest expense                                           661,172       766,666
Federal income taxes                                     1,231,870       631,485

                                                       -----------   -----------
NET INCOME                                             $ 2,887,740   $ 1,920,833
                                                       ===========   ===========

Net income per share                                   $      0.42   $      0.28
                                                       ===========   ===========

Average number of share outstanding                      6,854,978     6,860,589
                                                       ===========   ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the three percent stock dividend issued in December 1995.


The accompanying notes are an integral part of these statements.

                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1996

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
PROPERTY, PLANT AND EQUIPMENT

       Gas utility properties                          $65,712,994   $62,444,717
       Less - Accumulated depreciation                  23,710,745    22,199,392
                                                       -----------   -----------

                                                        42,002,249    40,245,325
                                                       -----------   -----------

       Oil and gas properties, successful efforts 21,992,504 21,218,605 Less - Accumulated depreciation,
         depletion and amortization                      7,667,585     7,304,416
                                                       -----------   -----------

                                                        14,324,919    13,914,189
                                                       -----------   -----------

       Other - net                                       4,675,650     5,492,265
                                                       -----------   -----------

TOTAL PROPERTY, PLANT AND EQUIPMENT                     61,002,818    59,651,779
                                                       -----------   -----------

CURRENT ASSETS
       Cash and cash equivalents                         2,227,517       448,250
       Short-term investments                            1,418,493       782,788
       Accounts receivable - net                         6,478,479    10,285,798
       Gas in underground storage                        4,747,145     2,321,552
       Materials and supplies, at average cost           1,166,307       980,787
       Prepaid taxes                                     1,384,115     2,896,527
       Deferred gas costs                                1,555,935          --
       Other                                               843,712       504,340
                                                       -----------   -----------

TOTAL CURRENT ASSETS                                    19,821,703    18,220,042
                                                       -----------   -----------

TOTAL OTHER ASSETS                                       1,376,117     1,558,481
                                                       -----------   -----------

TOTAL ASSETS                                           $82,200,638   $79,430,302
                                                       ===========   ===========


The accompanying notes are an integral part of these statements.

                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1996


                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                        CAPITALIZATION AND LIABILITIES


                                                  September 30,    December 31,
                                                      1996             1995
                                                  -------------    ------------
CAPITALIZATION
   Shareholders' equity -
      Common stock, par value $1 per
      share, authorized 14,000,000
      shares, issued 7,018,512 shares              $  7,018,512    $  7,018,512
   Paid in capital                                   31,353,832      31,353,831
   Retained earnings                                  5,502,050       3,848,185
   Treasury shares at cost, 166,123 & 157,923
     respectively                                    (1,625,002)     (1,550,509)
                                                   ------------    ------------


TOTAL SHAREHOLDERS' EQUITY                           42,249,392      40,670,019
                                                   ------------    ------------

   Long-term debt                                     9,964,056      11,079,442

CURRENT LIABILITIES
   Current maturities of long-term debt               3,082,638         877,264
   Short-term loans                                   5,400,000       1,350,000
   Accounts payable                                   4,735,084       5,491,004
   Accrued income and other taxes                     1,590,141       3,990,295
   LIFO inventory reserve                               563,594            --
   Refundable gas cost                                     --         1,348,047
   Other                                              1,851,137       1,947,816
                                                   ------------    ------------

TOTAL CURRENT LIABILITIES                            17,222,594      15,004,426
                                                   ------------    ------------

DEFERRED CREDITS AND OTHER LIABILITIES
   Federal income taxes                               8,188,129       8,112,490
   Investment tax credits                             1,010,775       1,084,188
   Accrued transition costs                           1,035,895       1,035,895
   Health care and other                              2,529,797       2,443,842
                                                   ------------    ------------

TOTAL DEFERRED CREDITS AND OTHER                     12,764,596      12,676,415
                                                   ------------    ------------

TOTAL CAPITALIZATION AND LIABILITIES                 82,200,638      79,430,302
                                                   ============    ============


The accompanying notes are an integral part of these statements.



                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1996


                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                 1996           1995
                                                                ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                             $ 2,887,740    $ 1,920,833
      Reconciliation of net income to net cash provided by
         operating activities
            Depreciation, depletion, and amortization          2,838,115      2,784,545
            Deferred income taxes                                962,920       (764,353)
            Other, net                                           (77,027)        81,333
      Change in assets and liabilities:
            Accounts receivable                                3,810,933      4,365,978
            Short-term investments                              (635,705)       739,813
            Gas in underground storage and LIFO reserve       (1,861,999)       113,103
            Materials and supplies                              (185,520)       (23,041)
            Deferred gas costs                                (2,980,253)      (685,695)
            Accounts payable                                    (755,920)      (970,069)
            Prepaid taxes                                      1,512,412      1,350,258
            Accrued Taxes                                     (3,287,435)          --
            Other, net                                           (96,635)      (283,815)
                                                             -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,131,626      8,628,890
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                    (4,229,036)    (4,358,912)
      Salvage on retirement of facilities                         45,276         34,421
                                                             -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                         (4,183,760)    (4,324,491)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments of long-term debt                      (660,009)    (1,559,800)
      Net borrowings under short-term bank loans               5,800,000     (2,350,000)
      Issuance (purchase) of treasury stock                      (74,494)          --
      Dividends paid                                          (1,234,096)    (1,199,067)
                                                             -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            3,831,401     (5,108,867)
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             1,779,267       (804,468)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   448,250      1,271,186
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 2,227,517    $   466,718
                                                             ===========    ===========


The accompanying notes are an integral part of these statements.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1996

                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1996: in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At September 30, 1996, gas in underground storage which is accounted for under LIFO increased 66,473 Mcf from December 31, 1995, due to the seasonal nature of the Company's business. The Company injects natural gas into underground storage in the summer and withdraws the gas in the winter during high demand periods. The reserve for LIFO inventory of $563,594 is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

3.   Supplemental Disclosures of Cash Flow Information

     Cash paid during the period for:

                                         Nine Months Ended September 30,
                                            1996               1995
                                            ----               ----

                 Income taxes            $1,650,000        $1,750,000
                 Interest                $  488,042        $  858,037

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1996

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

     Consolidated revenue of $8,187,000 in the third quarter of 1996 represents an increase of 20 percent over the third quarter of 1995. Consolidated revenue of $41,580,000 for the first nine months of 1996 increased by 21 percent from the comparative period in 1995. The major change in revenue can be attributed to increased marketing activities by NGO Development.

     Net loss for the third quarter of 1996 amounted to $436,000, as compared to a loss of $469,000 from the third quarter of 1995. Consolidated net income for the first nine months of 1996 increased $967,000, representing a 50 percent increase over 1995.

     Net loss per common share in the third quarter of 1996 was $.06 as compared to $.07 in the third quarter of 1995. Net income per common share for the first nine months of 1996 was $.42, as compared to $.28 for 1995. This change is primarily attributed to increased marketing activities by NGO Development.

Gas Sales and Transportation

     Operating revenues associated with this segment of the business decreased by $162,000 or 6 percent in the third quarter of 1996 as compared to the third quarter of 1995. This is primarily due to a decrease in the volume of gas transported. Operating revenues of $19,364,000 for the first nine months of 1996 represent a nominal increase over the comparative period for 1995.

     Net loss of the gas sales and transportation segment during the third quarter of 1996 amounted to $562,000 as compared to a net loss in the third quarter of 1995 of $512,000. The increased loss is primarily the result of decreased transportation throughput and lower margins earned on the transportation class of customers. Net income for the first nine months of 1996 increased $331,000 representing a 21 percent increase over 1995. This increase is primarily attributed to the strong first quarter of 1996.

     Volumes of gas sold to various customer classes for the third quarter increased 13 percent over the third quarter of 1995. Transportation throughput decreased 6 percent when compared to the third quarter of 1995 primarily due to increased competition.


                                             Three Months Ended September 30,
Gas Throughput (MCF)                               1996           1995
--------------------------------------------------------------------------------

Gas Sales:
        Industrial                                  8,275          7,739
        Residential                               116,754        101,258
        Commercial                                 52,125         47,139
                                                ------------------------
                    Total Gas Sales               177,154        156,136
Transportation                                  1,491,803      1,593,744
                                                ------------------------
                    Total Gas Throughput        1,668,957      1,749,880
                                                ========================

     The increase in purchased gas expense is the result of the corresponding increase in gas sales revenue related to the industrial, residential and commercial class of customers. There were no unusual changes in operation and maintenance expenditures during the third quarter as compared to the third quarter of 1995.

Oil and Gas Production

     Operating revenues from the oil and gas production segment increased $1,500,000 in the third quarter of 1996 as compared to the third quarter of 1995. Operating Revenues of $22,215,000 for the first nine months of 1996 increased by 49 percent from the comparative period in 1995. The increase in revenue is due primarily to the increased gas marketing activity by NGO Development. Operating expenses for this business segment have remained relatively flat with purchased gas expense increasing to correspond with the increase in gas marketing revenue. Other operating expenses have decreased due to cost cutting measures.

     Net income of the oil and gas production segment during the third quarter of 1996 amounted to $103,000 as compared to net income in the third quarter of 1995 of $12,000. Net income for the first nine months of 1996 increased $582,873, representing a 220 percent increase. This increase is primarily due to favorable market conditions, the increase in gas marketing activity and operating expenses remaining relatively flat.

General

     Interest expense decreased $28,000 as compared to third quarter 1995, due to decreased borrowing by National Gas and NGO Development. Other income increased $98,000 in the third quarter of 1996 as compared to the third quarter of 1995, primarily due to the beginning of operations of the processing plant.

Federal Income Taxes

     The change in federal income tax expense for the third quarter and for the first nine months of 1996 as compared to 1995 reflects the change in taxable income for the consolidated companies. Taxable income has increased due to the marketing activities by NGO Development.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

     The primary sources and uses of cash during the nine month period ending September 30, 1996 are summarized in the following condensed cash flow statement:

Sources and (Uses) of Cash
                                           1996           1995
                                           ----           ----

Provided by Operating Activities       $ 2,131,626    $ 8,628,890
Capital Expenditures, net of salvage    (4,183,760)    (4,324,491)
Net Borrowings                           5,139,991     (3,909,800)
Common Dividends                        (1,234,096)    (1,199,067)
Purchase of Treasury Stock                 (74,494)             0
                                       -----------    -----------
  Net Increase (Decrease) in Cash &
    Cash Equivalents                   $ 1,779,267    $  (804,468)
                                       ===========    ===========

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

Capital Expenditures

     In the first nine months of 1996 the gas sales and transportation segment accounted for 78 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems and storage wells. The oil and gas sales segment accounted for 22 percent which was primarily used for the development and/or completion of various interest in oil and gas wells.

     Capital expenditures vary significantly by quarter. The Company estimates that normal capital expenditures in 1996 to support existing operations will be approximately $4,700,000. The construction and drilling programs are continually evaluated and actual expenditures may be more or less.

Financing and Liquidity

     The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.

     As of September 30, 1996, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $6,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.43 percent to 8.25 percent. During the first nine months, the Company utilized these credit lines and as of September 30, 1996, $5,400,000 remains outstanding. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will continue to utilize its credit lines for additional funds during the fourth quarter of 1996.

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

Dividends

     The Company paid cash dividends of $1,234,096 and $1,199,067 during the nine months ended September 30, 1996 and 1995, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. The Company is continuing its history of issuing annual stock dividends or stock splits. On August 22, 1996, the Company's Board of Directors declared a 3 percent stock dividend to be issued on December 23, 1996, to all shareholders of record on December 2, 1996. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.

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

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1996

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

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            None.

                                                                     FORM 10-Q
                                                                 QUARTER ENDED
                                                            SEPTEMBER 30, 1996



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NATIONAL GAS & OIL COMPANY
                                                 (Registrant)



Date: November 13, 1996                   John B. Denison
                                          ------------------------------------
                                          John B. Denison
                                          Vice President and Secretary



Date: November 13, 1996                   Todd P. Ware
                                          ------------------------------------
                                          Todd P. Ware
                                          Vice President and Chief Financial
                                    Officer