Form 10-K
period 1996-12-31
NATIONAL GAS & OIL CO
filed 1997-03-31
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

                          Commission file number 1-8223



                           NATIONAL GAS & OIL COMPANY
        ________________________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Ohio                                          31-1004640
________________________                            ___________________
(STATE OF INCORPORATION)                             (I.R.S. EMPLOYER
                                                    IDENTIFICATION NO.)

    1500 Granville Road, Newark, Ohio                     43055
________________________________________                __________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code (614) 344-2102

Securities registered pursuant to Section 12(b) of the Act:


 Common Shares, $1 par value                 American Stock Exchange, Inc.
____________________________                 _____________________________
    TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON
                                                    WHICH REGISTERED



Securities registered pursuant to Section 12(g) of the Act: None


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES   X         NO _____

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (ss.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( X )

THE AGGREGATE MARKET VALUE OF THE VOTING SHARES HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 1, 1997 IS $58,692,293.

AS OF MARCH 1, 1997, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $1.00 PAR VALUE COMMON SHARES WAS 7,049,150 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this 10-K.


________________________________________________________________________________
Exhibit Index at Page........................................................ 49
________________________________________________________________________________

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

     Total annual revenues during the periods 1994 through 1996 are set forth as follows:

                                         1996            1995            1994
                                         ----            ----            ----
Gas sales and transportation (1)
   Industrial and off-system         $ 2,909,491     $ 2,324,188     $ 8,369,981
   Residential                        15,801,616      13,736,465      15,111,291
   Commercial                          5,993,482       5,302,480       5,894,331
   Transportation                      4,437,351       6,124,990       5,146,050
                                     -----------     -----------     -----------
       Subtotal                       29,141,940      27,488,123      34,521,653
Oil and gas sales (2)                 31,930,384      20,630,712      27,201,139
                                     -----------     -----------     -----------
Total operating revenues             $61,072,324     $48,118,835     $61,722,792
                                     ===========     ===========     ===========

     Income from continuing operations before provision for federal income taxes during the periods 1994 through 1996 are set forth below:

                                         1996            1995            1994
                                         ----            ----            ----
Gas sales and transportation (1)     $ 4,440,988     $ 4,498,225     $ 4,235,949
Oil and gas sales (2)                  1,621,698         792,409       1,162,595
                                     -----------     -----------     -----------
Total                                $ 6,062,686     $ 5,290,634     $ 5,398,544
                                     ===========     ===========     ===========

(1)  Includes National Gas and Producers Gas.

(2)  Includes NGO Development.

     Gas throughput for the periods 1994 through 1996 is set forth on Page 14.

GAS SALES AND TRANSPORTATION

     The Company's gas sales and transportation segment is comprised of National Gas, a public utility, and Producers Gas, a gas marketing company which sells gas to customers both on and off National Gas' pipeline system. Producers Gas aggregates supply to be delivered to end use customers by National Gas or other local distribution companies.

     In 1996, approximately 65 percent of National Gas' throughput within its service territory was to industrial customers to which National Gas is providing sales or transportation service. These industrial customers are engaged primarily in the manufacture of ceramic products, steel and aluminum products and fiberglass, and use gas primarily for industrial processing purposes.

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

     The sale and transportation of natural gas continued to be a competitive business in 1996, and is expected to become more competitive in the future. The factors affecting the level of competition include the continuation of ample gas supply, regulatory policies, and price competition between sellers and marketers of natural gas as well as between the use of natural gas and other sources of energy. Specifically, many of our industrial customers have alternate fuel capability.

     In addition to its industrial sales and transportation services, National Gas supplies gas to 25,103 residential and commercial customers in the Ohio cities of Newark, Heath, Caldwell, Buckeye Lake and Zanesville and in the surrounding area, including various small communities in Perry, Licking, Muskingum, Noble, Belmont, Washington and Meigs Counties. Gas sold to these residential and commercial customers is primarily used for heating purposes and is directly affected by the seasonal nature of this type of service.

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

     National Gas and Columbia are in competition with each other and the same electric company, The Ohio Power Company for heating, air conditioning and other domestic and commercial uses. In the State of Ohio there are no exclusive franchises granted to natural gas distribution companies. National Gas relies upon its ability to react quickly to customer's needs, and has the added benefit of local storage fields which serve to enhance the Company's competitive position. Columbia has no storage of its own, however, it can contract for this service. Additionally, National's access to local Ohio production through a gathering system provides gas supply and marketing flexibility. Columbia has similar access. National Gas has a history of providing reliable service to the customers in its service area.

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

     As a part of the restructuring to comply with FERC Order 636, the FERC has authorized the recovery of prudently incurred transition costs by the interstate pipeline companies. As of December 31, 1996, National Gas has paid approximately $1,765,000 to its interstate pipeline suppliers for transition costs. Approximately $1,231,000 remains to be paid over the next seven years and, accordingly, has been accrued at December 31, 1996. National Gas has received authorization from the PUCO to recover 79 percent of those transition costs from its rate-regulated customers through the GCR mechanism and 21 percent from its transportation customers via a transition cost surcharge. The majority of transition costs which have been paid and allocated to the rate-regulated customers have been collected.

     A summary of the contracts between National Gas and its interstate suppliers follows:

                                                                                Maximum Daily
     Supplier         Rate Schedule     Contracted Date    Termination Date     Quantity Dth
-------------------- ----------------- ------------------ ------------------- ------------------
Texas Eastern        FT-1                  11/10/95            10/31/12            15,275
Texas Eastern        SS-I                  11/01/89            10/31/99             3,380
CNG                  SS-II                 04/12/90            04/15/00             2,500
Tennessee            FT-G                  09/01/85            11/01/00             1,479
Columbia Trans.      GTS                   11/01/88            11/01/00             3,830


     During 1996, National Gas transported 54 percent of its total gas purchased for resale or transportation from the four interstate pipeline companies detailed above. National Gas acquired the remaining 46 percent of its supply requirements from independent Ohio producers.

     Additionally, National Gas utilizes its gas storage fields and contract storage to satisfy peak on-system loads during the heating season and markets excess storage capacity to off-system customers. Consequently, excess gas is purchased during the summer months, when prices may be lower, and utilized during the winter months. During 1996, approximately 2,026,000 Mcf were injected into underground storage and approximately 1,949,000 Mcf were withdrawn.

     In 1996, National Gas connected 765 new residential and commercial customers. In addition, National Gas continued to evaluate the local Ohio gas gathering system in an effort to assure an adequate supply of gas, as well as maintain it's cost efficiency for all of its current and prospective customers.

     Capital expenditures for National Gas during 1996 were approximately $4,816,000 which included normal system expansion and replacement, storage field enhancements and the construction of a natural gas processing facility. Capital expenditures in 1997 are expected to be approximately $4,300,000 to support existing operations and the replacement of selected current facilities and lines.

     National Gas is subject to the jurisdiction of the PUCO with respect to certain rates, accounts, service, issuance of securities, safety and certain other matters. In the event of certain declared national or state emergencies, National Gas' gas supplies may also be subject to further regulation by federal and state agencies and officials.

     Although there were no sales to individual customers in excess of 10 percent of operating revenues during the period 1994 through 1996, one customer comprised 17 percent of total system throughput in 1996. However, National Gas is dependent upon several industrial customers for a significant portion of its throughput. Approximately 29 percent of the total throughput results from serving five major industrial customers which operate in different industries. This customer concentration has remained relatively constant since 1991.
Competition with other natural gas utilities, fuel oil, propane, and electric utilities for these end users is intense.

     As reflected in the quarterly information in the notes to the consolidated financial statements, operating revenues and net income of National Gas are seasonal in nature. While industrial throughput is relatively constant, gas sold to residential and commercial customers for heating purposes reflects variations in weather conditions.

OIL AND GAS SALES

     The oil and gas sales segment is comprised of NGO Development, an oil and gas exploration, production, development and marketing company operating in the Appalachian Basin. NGO Development maintains working interest ownership's ranging from 100 percent to three percent in 608 producing wells. The oil and gas produced from these wells is sold to crude oil and natural gas purchasers in the Appalachian Basin, as well as to end-use customers. Oil and gas production is relatively constant throughout the year. Associated revenues and net income fluctuate based upon changes in oil and gas prices. NGO Development is in competition with many other Appalachian Basin exploration, production and development companies for new oil and gas reserves and undeveloped acreage.

     In addition to oil and gas exploration and production, NGO Development is active in marketing gas it produces and gas it purchases from third parties. This marketing activity expanded in 1994 and then decreased in 1995, but was back up in 1996 due to larger volumes of throughput. NGO Development is in competition for new customers with many other gas producing and marketing companies, as well as local distribution companies. A marketing office has been established in the Cleveland area thus allowing NGO Development to access potential customers in the northeastern region of Ohio.

     In 1996, the oil and gas sales segment increased its capital expenditures to $639,000 covering the purchase, development and/or completion of various interests in oil and gas wells and for additions to its gas gathering facilities.

     In 1997 NGO Development expects to incur capital expenditures for oil and gas operations totaling approximately $1,400,000.

================================================================================
     At December 31, 1996, the Company's operating subsidiaries had 135 full-time active employees.
     For financial information regarding industry segments, see Note 9 of the notes to consolidated financial statements.
================================================================================


EXECUTIVE OFFICERS OF REGISTRANT

                               Birth                    Family          Office Held as of
        Name                    Date       Age       Relationship       December 31, 1996
_________________________________________________________________________________________________

William H. Sullivan, Jr.     10/21/38      58            None           Chairman of the Board

Patrick J. McGonagle         07/08/54      42            None           President and Chief
                                                                          Executive Officer

Todd P. Ware                 08/22/65      31            None           Vice President and
                                                                          Chief Financial Officer

John B. Denison              02/14/40      56            None           Vice President
                                                                          and Secretary

Karl R. Bletzacker           03/24/56      40            None           Vice President


     All executive officers hold similar positions with National Gas, NGO Development and Producers Gas.

     William H. Sullivan was elected as Chairman of the Board on May 18, 1995, after having served as a Director of the Company since 1978. Patrick J. McGonagle was elected to the position of President and Chief Executive Officer on February 19, 1993. Previously, Mr. McGonagle held the position of Vice President and General Counsel since May 19, 1988. Todd P. Ware was elected to the position of Vice President and Chief Financial Officer on July 1, 1996. Previously, Mr. Ware had joined National's subsidiary, NGO Development Corp. in August of 1993 and served as Accounting Manager. John B. Denison, a 25-year employee, was elected to the position of Vice President and Secretary on May 18, 1978. Karl R. Bletzacker was elected to the position of Vice President on November 21, 1996. Previously, Mr. Bletzacker had joined National Gas & Oil Corporation a subsidiary of the company in January of 1992, as the Manager of Gas Acquisition and Marketing.

Item 2 - PROPERTIES

     National Gas owns and operates a system consisting of approximately 1,318 miles of distribution, transmission and gathering mains, ranging in size from one inch to 16 inches in diameter. The mains are located on easements or private rights-of-way. In addition, the Company owns and operates five gathering compressor stations consisting of 1,705 brake horsepower. Four of these compressor stations are situated on lands totaling 19.77 acres owned by National Gas.

     Complementing the above pipeline and compressor station facilities, National Gas also owns and operates three underground natural gas storage fields. These fields have a combined estimated reservoir capacity of 5,775,000 Mcf, and consist of 48 wells and six compressors, totaling 2,650 brake horsepower. The majority of the subsurface rights are held by lease with 955.39 acres held in fee. National Gas owns and operates a natural gas processing and liquids extraction facility located on 4.57 acres held in fee. This facility has a capacity of 6 mmcf per day and includes an 800 brake horsepower compressor, processing skid, and two liquids storage tanks.

     National Gas owns warehouses, garages, offices, shops and various metering and regulating buildings in its operating area. These facilities are located on
35.42 acres and are owned in fee. The corporate headquarters are located in a 20,000 square foot building which is owned by the Company and is located in Newark, Ohio. In addition, the Company owns a warehouse, office, and meter shop buildings in Zanesville, Ohio, which are leased to an unrelated third party.

     The Company's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. As is typical in the industry, National Gas provides for an ongoing maintenance and replacement program.

     The oil and gas properties consist of 608 gross and 333 net producing wells as of December 31, 1996. Nearly all wells are combination wells producing both oil and gas. Additionally, NGO Development has leasehold acreage at December 31, 1996, as follows:

                                                   Gross          Net
                                                  _____________________

        Developed acreage                          51,577        41,777
        Undeveloped acreage                        42,200        35,570

     The following table summarizes the average selling prices for oil and gas, the average production cost per equivalent Mcf (one barrel of oil equals six
Mcf), and the average daily oil and gas production for the period 1994 through 1996:
                                                  1996         1995        1994
                                                  ----         ----        ----
Average sales price per Mcf                      $ 3.22      $ 2.96      $ 3.34
Average sales price per barrel                   $20.10      $16.66      $15.81
Average production cost per equivalent Mcf       $ 0.35      $ 0.31      $ 0.45
Average daily production of gas (Mcf)             2,633       2,902       3,023
Average daily production of oil (barrels)           100         110         130

     NGO Development participated in the drilling of wells as follows:


                 Exploratory Wells                   Developmental Wells
       -------------------------------------  ----------------------------------
          Completed        Dry       Total      Completed      Dry      Total
          ---------        ---       -----      ---------      ---      -----
  1996        8             8         16            1           0         1
  1995        6             4         10            9           1        10
  1994        12            7         19            10          2        12


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

               None.

PART II


Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Registrant's $1.00 par value common shares are traded on the American Stock Exchange (Symbol NLG). The sales prices traded on the American Stock Exchange are stated below:

                                                      Sales Prices
                                            ---------------------------------
                  1996                       High             Low
 --------------------------------------     --------------- -----------------
 First quarter                                  10                9 1/8
 Second quarter                                 10 1/4            8 7/16
 Third quarter                                  10 1/4            9 1/16
 October  through November 23                   10 1/8            8 7/8
 November 27 through December 31                 9 1/2            8 11/16
    after 3%  stock dividend


                                                      Sales Prices
                                            ---------------------------------
                  1995                           High             Low
 --------------------------------------     --------------- -----------------
 First quarter                                  12 1/2            10 1/2
 Second quarter                                 12 -               9 7/8
 Third quarter                                  11 7/8            10 -
 October 1  through November 22                 11 1/8            10 1/2
 November 22 through December 31
    after 3%  stock dividend                    10 1/4             9 1/2



     At February 28, 1997, there were 1,561 equity shareholders of record of the Company's $1.00 par value common shares. Of the total shares outstanding, approximately 95,400, or 1.4 percent, were held by the Company's employee benefit plans. Dividends in the amount of $0.06 per share were paid quarterly for all of 1995 and 1996. A three percent stock dividend was issued in December 1996.

     Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration covenants included in loan agreements, results of operations and retained earnings of the Company. There are no restrictions on the payment of dividends.


 Item 6 - SELECTED FINANCIAL DATA
         (In thousands, except for per share data)

                                            1996        1995        1994        1993         1992
___________________________________________________________________________________________________
Total operating revenue                   $61,072     $48,119     $61,723     $46,683     $ 38,298
Income from continuing operations         $ 3,920     $ 3,230     $ 3,489     $ 2,072     $  2,612
Discontinued operations                   $  --       $  --       $  --       $  --       $   (364)
Cumulative effect of accounting changes   $  --       $  --       $  --       $  --       $   (235)
Net income                                $ 3,920     $ 3,230     $ 3,489     $ 2,072     $  2,013
Income from continuing                    $  0.56     $  0.47     $  0.51     $  0.30     $   0.38
operations - per share(1)
Discontinued operations - per share(1)    $  --       $  --       $  --       $  --       $  (0.05)
Cumulative effect of accounting           $  --       $  --       $  --       $  --       $  (0.04)
changes - per share(1)
Net income per share(1)                   $  0.56     $  0.47     $  0.51     $  0.30     $   0.29
Total assets                              $92,400     $79,430     $80,620     $77,897     $ 69,195
Long-term obligations                     $ 9,281     $11,079     $12,956     $ 9,002     $  6,905
Cash dividends per share(1)               $  0.23     $  0.23     $  0.23     $  0.22     $   0.22


(1) Based upon the average number of shares outstanding of 7,058,797 in 1996, and 7,065,480 in the years 1995, 1994, 1993 and 1992. These shares were adjusted for the three percent stock dividend in December 1996.




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

     Consolidated revenue of $61,072,324 in 1996 increased 27 percent from 1995 consolidated revenue and consolidated revenue of $48,118,835 in 1995 decreased 22 percent from 1994 consolidated revenue. The increase in 1996 revenue over 1995 is primarily due to increased gas marketing activity and higher gas prices. The decrease in revenue in 1995 is primarily attributed to lower gas volumes sold and declining gas prices.

     Purchase gas expense increased from 1996 to 1995 and decreased from 1995 to 1994 as a result of changes in gas sales activities. Interest expense has increased each year since 1994 as a result of additional borrowings to maintain working capital requirements and upgrade storage facilities for National Gas, to finance the acquisition of NGO Development and its capital construction programs and to finance the construction of the pipeline to the American Electric Power Company's electric generating plant.

     Net income amounted to $3,919,639 in 1996, an increase of $689,269 from 1995. The 21 percent increase was because of increased income in all business segments, but primarily with the Oil and Gas sales segment. In 1995, net income was down $259,000, or seven percent, from 1994 which was attributable to all business segments.

     Net income per common share in 1996 was $.56, as compared to net income per common share in 1995 of $.47, and in 1994 of $.51. All per share amounts have been restated to reflect the three percent stock dividend in December 1996.


Financial Information by Business Segment

               The following tables compare operating revenues, operating income before federal income taxes and gas throughput for the last three years.

Operating Revenues                     1996             1995             1994
------------------                     ----             ----             ----
Gas sales and transportation
   Industrial and off-system       $ 2,909,491      $ 2,324,188      $ 8,369,981
   Residential                      15,801,618       13,736,465       15,111,291
   Commercial                        5,993,482        5,302,480        5,894,331
   Transportation                    4,437,351        6,124,990        5,146,050
                                   -----------      -----------      -----------
       Subtotal                    $29,141,942      $27,488,123      $34,521,653
Oil and gas sales                   31,930,382       20,630,712       27,201,139
                                                    -----------      -----------
                                                                     ===========
Total operating revenues           $61,072,324      $48,118,835      $61,722,792
                                   ===========      ===========      ===========


Operating Income Before Federal Income Taxes

                                       1996             1995             1994
                                       ----             ----             ----

Gas sales and transportation       $ 4,440,988      $ 4,498,225      $ 4,235,949
Oil and gas sales                    1,621,698          792,409        1,162,595
                                   -----------      -----------      -----------
Total operating income before
   federal income taxes            $ 6,062,686      $ 5,290,634      $ 5,398,544
                                   ===========      ===========      ===========

Gas Throughput (Mcf)                   1996             1995             1994
--------------------                   ----             ----             ----
Gas sales:
   Industrial                           71,723           76,025           76,470
   Residential                       2,255,477        1,984,301        2,016,487
   Commercial                          942,572          845,353          866,696
   Off-system                          933,337        1,106,814        2,862,736
                                    ----------       ----------       ----------
       Subtotal                      4,203,109        4,012,493        5,822,389
Transportation                       5,710,779        5,616,703        6,834,583
 Oil and gas sales                  11,184,301        9,489,180       10,626,768
                                    ----------       ----------       ----------
Total                               21,098,189       19,118,376       23,283,740
                                    ==========       ==========       ==========


Gas Sales and Transportation

     Operating revenues associated with this segment of the business increased by 6 percent in 1996, primarily as a result of an increase in the volumes sold to both residential and commercial customers, while industrial and off-system customers demonstrated a decline. Changes in the level of over and under recovery of gas costs affect residential and commercial customer operating revenues because under the Gas Cost Recovery (GCR) mechanism established by the PUCO, such over or under recovery of purchased gas costs is reflected in the computation of future billings to customers. Amounts collected through the GCR mechanism are subject to annual review by the PUCO. In 1995, reductions in expected gas costs and refunds lowered operating revenues. In 1996, significant increases in gas costs increased both revenues and amounts deferred for future recovery. In 1997, the PUCO will complete a two year management audit of the Company's gas procurement practices. The Company believes its gas procurement practices have been prudent but are unable to predict the ultimate outcome of the current PUCO management audit. Any amounts ultimately disallowed would reduce earnings in the year a final order is issued and agreed to. The increase in 1996 revenues from 1995 resulted primarily from an increase in the volumes sold. A portion of the Company's gas throughput is effected by weather. Annual degree days which measure the effect of weather were 6,905, 6,742, and 6,477 for 1996, 1995 and 1994, respectively. The thirty year average is 6,163.

     Operating income before federal income taxes of the gas sales and transportation segment decreased $57,237 in 1996 after increasing $262,276 in 1995. The decrease in 1996 was attributed to volume and margin changes, while the increase in 1995 is primarily attributed to increased margins earned on the residential/ commercial and transportation customer classes. The change in gross margin for each on-system customer class of National Gas during 1996 was affected by volume and price as follows:

                                     Volume           Price            Total
                                     ------           -----            -----

Industrial                        ($    6,606)      $  11,676       $     5,070
Residential / Commercial           $1,118,182       $ 377,881       $ 1,496,063
Transportation                     $  108,590      ($ 801,845)     ($   693,255)


     In order to protect transportation margins, the Company utilizes a hedging program whereby gas futures and gas price swap contracts are purchased to hedge against rising prices of gas which is allocated to fixed price transportation customers. The Company has partially reduced the risk it faced in a market of rising gas prices.

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

     Gas sales to industrial customers decreased by 4,302 Mcf in 1996 after remaining relatively flat in 1995. In 1996 and 1995, off-system throughput by the gas sales segment declined. Residential and commercial throughput increased approximately 13 percent in 1996 after having decreased by approximately two percent in 1995. Transportation throughput increased by one percent in 1996 after decreasing 18 percent in 1995.

     The increase in purchased gas expense of 12 percent in 1996 is primarily the result of increased sales volume and an increase in the cost of gas. The decrease in purchased gas expense of 41 percent in 1995 resulted primarily from a decrease in sales volume and decrease in the cost of gas.

     The Company utilizes its resources to take advantage of the seasonal nature of natural gas pricing. Spot market purchasing is accomplished when possible, and the Company's storage facilities are utilized not only to satisfy peak demand, but to facilitate the seasonal nature of spot market purchasing.


Oil and Gas Sales

     Operating revenues from the oil and gas sales segment in 1996 increased to $31,930,382 due to the increased gas marketing activity and higher gas prices. Gas marketing contributed approximately 74 percent of the total revenue for this business segment in 1996.

     NGO Development's gas marketing activity generally consists of selling gas to off-system customers in a highly competitive environment. Unit margins on these off-system sales are relatively low when compared to unit margins on sales to on-system customers in the Gas Sales and Transportation segment.

     Operating income before federal income taxes from the oil and gas sales segment in 1996 amounted to $1,621,698, an increase of $829,289 from income in 1995 of $792,409. Income in 1995 represented a $370,186 decrease from income in 1994 of $1,162,595. The increase in income in 1996 is primarily the result of increased gas marketing activity, increased oil production, and higher gas prices, while the decrease in 1995 is the result of decreased gas and oil production and gas marketing activity. Gas marketing activity contributed approximately 68 percent of the total income for this business segment in 1996.

     The Company is subject to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the Company to compare future cash flows from its oil and gas properties to the carrying value of such properties. At December 31, 1996, future cash flows (undiscounted and without interest) of $12.8 million exceeded the carrying value by $0.9 million.

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

     Real estate and personal property taxes for the gas sales and transportation segment increased in 1996 because of increases in utility property and in property tax rates. Gross receipts tax applicable to public utilities is based on revenues, and accordingly, such taxes increased in 1996. Overall, taxes other than income taxes increased $97,109 and $180,000 in 1996 and 1995, respectively.

Federal Income Taxes

     The change in federal income tax expense in the three-year period directly reflects the changes in income for the consolidated companies.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

     The primary sources and uses of cash during the last three years are summarized in the following condensed cash flow statement: ($000)


                             Sources & Uses of Cash

                                                      1996          1995         1994
                                                      ----          ----         ----
Provided by operating activities                    $ 2,273       $ 9,319       $ 7,167
Capital expenditures, net of salvage                 (5,235)       (4,958)       (8,398)
Net proceeds from (payments on) long-term debt         (380)       (1,877)        3,950
Net borrowings under short term bank loans            5,575        (1,700)         (400)
Purchase of shares for treasury                        (111)            0             0
Common dividends                                     (1,652)       (1,606)       (1,603)
                                                    -------       -------       -------
Net increase (decrease) in cash and
   cash equivalents                                 $   470       ($  822)      $   716
                                                    =======       =======       =======

     Cash provided by operating activities consists of net income and noncash items including depreciation, depletion, amortization and deferred income taxes. Changes in working capital are also included in cash provided by operating activities. In 1996, cash flows from operating activities declined because of a $3.3 million increase in recoverable gas costs. In addition, short-term borrowing increased because the Company entered into a new storage agreement. The agreement required the Company to purchase 1 bcf of gas in the summer, which is to be sold in the winter period ending March 31, 1997. In 1996, cash was utilized to purchase gas futures contracts and more cash was tied up in accounts receivable at year end reflecting the increase in revenues.

     The Company expects that internally generated cash and cash reserves will continue to be sufficient to satisfy approximately 90 percent of the operating, normal capital expenditure and dividend requirements of the Company's existing operations in the near future. The remaining requirements will be satisfied by seasonal short-term borrowings or other forms of long-term debt.

Capital Expenditures

     Capital expenditures by business segment for each of the three years are presented in the following table: ($000)

                                             1996           1995           1994
                                             ----           ----           ----

Gas sales and transportation                $4,833         $4,490         $6,082
Oil and gas sales                              639            372          2,509
                                            ------         ------         ------
                                            $5,472         $4,862         $8,591
                                            ======         ======         ======

     In 1996, the gas sales and transportation segment accounted for 97 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems, the upgrading of storage fields and the completion of a processing plant facility. The oil and gas sales segment accounted for three percent of total capital expenditures which were primarily used for the purchase, development and/or completion of various interests in oil and gas wells and for additions to the production company's gas gathering facilities.

     Approximately $1 million and $2.5 million of the total capital expenditures in 1995 and 1994, respectively, were used for construction of a pipeline to the electric generating facility.

     The Company estimates that normal capital expenditures in 1997 will be approximately $4.3 million. The construction program is continually evaluated and actual expenditures may be more or less.

     The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.


Financing and Liquidity

     In March 1994, National Gas issued $ 6 million of Senior Unsecured Notes in a private placement to a qualified investor. Part of the proceeds were used to fund capital projects in 1994 and 1995 with the balance to be used to fund future capital projects contemplated for 1996. The notes bear a fixed interest rate of 6.63 percent and have a maturity of 15 years and an average life of nine years. The notes carry a 100 percent guaranty by the Company. Annual principal payments of $461,000 commence in March 1997 and will be funded from normal operations.

     In February 1993, the Company, and all of its subsidiaries except National Gas, entered into a $3 million revolving line of credit for a term of three years. During 1995, the Company extended the term of this instrument for an additional year. The committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. During 1995, NGO Development had a maximum of $2.2 million outstanding against this credit line and $950,000 remained outstanding as of December 31, 1996.

     In September 1992, the Company entered into a 15-year mortgage note to finance construction of additional office facilities to replace leased facilities and to remodel existing facilities. The mortgage is secured by the Company's Granville Road property. The maximum amount drawn on the note during 1993 was $700,000, and $589,000 remained outstanding as of December 31, 1996.

     In October 1991, the Company entered into a $8.5 million bank loan in conjunction with the acquisition of NGO Development. This loan was originally scheduled to mature in October 1996. During 1995, the Company extended the term of this loan for an additional five years. The loan requires monthly principal payments of $70,833 with the final installment due in October 2001. As of December 31, 1996, $4,038,000 remained outstanding on this note.

     As of December 31, 1996, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $6 million, the upper limit on short-term borrowing imposed by the Board of Directors. In November 1996, the Board of Directors increased the upper limit on short-term borrowings to $10 million. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested. During 1996, the Company utilized these credit lines and as of December 31, 1996, a short-term draw of $6,925,000 remained outstanding.

     The Company is not aware of any material events or uncertainties which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.

     The Company is engaged in certain natural gas and oil futures contracts as a means of hedging a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. As of December 31, 1996, the Company and its subsidiaries had $1,347,000 invested in 513 open contracts with a contracted value of $13,188,000. The fair market value of these investments at December 31, 1996, was $14,318,000. Gains or losses on these investments are offset by increases or decreases in their cost thereby reducing the market risk of fluctuating prices.

Dividends

     The Company paid total cash dividends of $1,651,567, $1,606,313, and $1,603,142 in 1996, 1995 and 1994 respectively. Additionally, the Company issued a 3 percent stock dividend in 1996 and 1995, and a three-for-two stock split in 1994. Presently, there are no restrictions on the payment of dividends. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.


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

     Although the rate of inflation has been relatively low over the past few years, and thus has benefited both the Company and its customers, the Company's operations remain sensitive to increases in the rate of inflation because of the capital-intensive and regulated nature of its major operating segment.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS                                  PAGE
________________________________________________________________________________

Management's Statement of Responsibility for
  Financial Reporting and Accounting ................................ 24

Report of Independent Accountants ................................... 25

Consolidated Statement of Income for each of the
  three years in the period ended December 31, 1996 ................. 26

Consolidated Balance Sheet at December 31, 1996
  and 1995 ....................................................... 27-28

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1996 ................. 29

Consolidated Statement of Common Shareholders' Equity
  for each of the three years in the period ended
  December 31, 1996 ................................................. 30

Notes to Consolidated Financial Statements ....................... 31-48


     Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.


Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no  disagreements  of the nature  described  in Item 304 of
Regulation  S-K  with  the  Company's  independent   accountants  on  accounting
principles or financial statements.

PART III

     The information called for by PART III is incorporated by reference from the Registrant's definitive proxy statement relating to the Company's annual meeting of shareholders to be held May 22, 1997 (the "definitive proxy statement"), which involves the election of directors, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1996. Neither the report on Executive Compensation nor the performance graph included in the Company's definitive proxy statement shall be deemed incorporated herein by reference.


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

                                                      NATIONAL GAS & OIL COMPANY
                                                             (Registrant)

Date March 27, 1997                    By: /s/ Todd P. Ware
                                           ________________________________
                                           Todd P. Ware, Vice President and
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date March 27, 1997                    By: /s/ William H. Sullivan, Jr.
                                           _____________________________________
                                           William H. Sullivan, Jr.
                                           Chairman of the Board and Director*

Date March 27, 1997                    By: /s/ Patrick J. McGonagle
                                           _____________________________________
                                           Patrick J. McGonagle, President and
                                           Chief Executive Officer

Date March 27, 1997                    By: /s/ Todd P. Ware
                                           _____________________________________
                                           Todd P. Ware, Vice President and
                                           Chief Financial Officer

Date March 27, 1997                    By: /s/ Alan A. Baker
                                           _____________________________________
                                           Alan A. Baker, Director*

Date March 27, 1997                    By: /s/ James H. Cameron
                                           _____________________________________
                                           James H. Cameron, Director*

Date March 27, 1997                    By: /s/ David C. Easley
                                           _____________________________________
                                           David C. Easley, Director*

Date March 27, 1997                    By: /s/ Richard O. Johnson
                                           _____________________________________
                                           Richard O. Johnson, Director*

Date March 27, 1997                    By: /s/ M. Howard Petricoff
                                           _____________________________________
                                           M. Howard Petricoff, Director*

Date March 27, 1997                    By: /s/ Graham R. Robb
                                           _____________________________________
                                           Graham R. Robb, Director*


Date March 27, 1997                    By: /s/ Thomas E. Stewart
                                           _____________________________________
                                           Thomas E. Stewart, Director*


* Executed pursuant to Power of Attorney attached to this report by John B. Denison, Vice President and Secretary.

                                       By: /s/ John B. Denison
                                           _____________________________________
                                           John B. Denison, Vice President and
                                           Secretary

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

                                 /s/ Patrick J. McGonagle
                                     _____________________________________
                                     Patrick J. McGonagle
                                     President and Chief Executive Officer

                                 /s/ Todd P. Ware
                                     _____________________________________
                                     Todd P. Ware
                                     Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of National Gas & Oil Company:


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 on Page 20 present fairly, in all material respects, the financial position of National Gas & Oil Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Cleveland, Ohio
February  19, 1997

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                       For the years ended December 31,
                                               ------------------------------------------------
                                                    1996             1995             1994
                                                   ------           ------           ------
OPERATING REVENUES:
   Gas sales                                     $24,704,591      $21,363,133      $29,375,603
   Transportation                                  4,437,351        6,124,990        5,146,050
   Oil and gas sales                              31,930,382       20,630,712       27,201,139
                                                 -----------      -----------      -----------
TOTAL OPERATING REVENUES                          61,072,324       48,118,835       61,722,792
                                                 -----------      -----------      -----------

OPERATING EXPENSES:
   Purchases gas - gas sales                      13,019,865       11,590,683       19,732,082
   Purchased gas - oil and gas sales              26,175,889       15,521,065       21,524,667
   Operation and maintenance                       8,878,355        9,045,033        8,684,010
   Depreciation, depletion and amortization        3,552,756        3,437,538        3,318,064
   Taxes other than income                         3,400,911        3,303,802        3,124,163
                                                 -----------      -----------      -----------
TOTAL OPERATING EXPENSES                          55,027,776       42,898,121       56,382,986
                                                 -----------      -----------      -----------

OPERATING INCOME                                   6,044,548        5,220,714        5,339,806
                                                 -----------      -----------      -----------

Other income                                         598,100          186,753          376,771
Interest expense                                     995,589          981,197          887,947
Federal income taxes                               1,727,420        1,195,900        1,339,189
                                                 -----------      -----------      -----------

NET INCOME                                       $ 3,919,639      $ 3,230,370      $ 3,489,441
                                                 ===========      ===========      ===========

Net income per share                             $      0.56      $      0.46      $      0.49
                                                 ===========      ===========      ===========

Average number of shares outstanding               7,058,797        7,065,480        7,065,480
                                                 ===========      ===========      ===========

Cash dividends per share                         $      0.23      $      0.23      $      0.23
                                                 ===========      ===========      ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the three percent stock dividend issued in December 1996.

The accompanying notes are an integral part of these statements.


                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                                                  December 31,
                                                            -----------------------
                                                             1996             1995
                                                            ------           ------
PROPERTY, PLANT AND EQUIPMENT:
   Gas utility properties                                 $65,635,251      $62,444,717
   Less-accumulated depreciation                           22,668,342       22,199,392
                                                          -----------      -----------
                                                           42,966,909       40,245,325

   Oil and gas properties, successful efforts              21,073,582       21,218,605
   Less-accumulated depreciation, depletion
       and amortization                                     8,247,143        7,304,416
                                                          -----------      -----------
                                                           12,826,439       13,914,189

   Other, net                                               5,387,784        5,492,265
                                                          -----------      -----------

Total property, plant and equipment                        61,181,132       59,651,779

CURRENT ASSETS:
   Cash and cash equivalents                                  918,338          448,250
   Short-term investments                                   1,347,413          782,788
   Accounts receivable, less allowance for doubtful
     accounts of $269,259 and $199,455, respectively       16,113,827       10,285,798
   Tax refund receivable                                    1,461,727             --
   Gas in underground storage                               3,533,919        2,321,552
   Materials and supplies, at average cost                  1,137,342          980,787
   Prepaid taxes                                            2,919,668        2,896,527
   Unrecovered gas cost                                     1,991,736             --
   Other                                                      554,231          504,340
                                                          -----------      -----------

Total current assets                                       29,978,201       18,220,042
                                                          -----------      -----------

OTHER ASSETS:
   Recoverable transition costs                               705,428          818,059
   Other                                                      534,775          740,422
                                                          -----------      -----------

Total other assets                                          1,240,203        1,558,481
                                                          -----------      -----------

TOTAL ASSETS                                              $92,399,536      $79,430,302
                                                          ===========      ===========

The accompanying notes are an integral part of these statements.



                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES
                                                              December 31,
                                                        ------------------------
                                                         1996              1995
                                                        ------            ------
CAPITALIZATION:
   Shareholder's equity --
     Common stock, $1 par value, authorized         $  7,223,403       $  7,018,512
       14,000,000 shares, issued 7,223,403 and
       7,018,512 shares, respectively
     Paid in capital                                  33,138,432         31,353,831
     Retained earnings                                 4,126,765          3,848,185
     Treasury stock, 170,223 and
        157,923 shares respectively                   (1,662,178)        (1,550,509)
                                                    ------------       ------------

   Total shareholders' equity                         42,826,422         40,670,019

   Long-term debt                                     10,231,385         11,079,442
                                                    ------------       ------------

Total capitalization                                  53,057,807         51,749,461
                                                    ------------       ------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                1,344,863            877,264
   Short-term bank loans                               6,925,000          1,350,000
   Accounts payable                                   11,447,366          5,491,004
   Accrued income and other taxes                      5,178,706          3,990,295
   Refundable gas costs                                     --            1,348,047
   Other                                               1,647,292          1,947,816
                                                    ------------       ------------

Total current liabilities                             26,543,227         15,004,426
                                                    ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Federal income taxes                                8,262,483          8,112,490
   Investment tax credits                                986,304          1,084,188
   Accrued transition costs                              914,828          1,035,895
   Health care and other                               2,634,887          2,443,842
                                                    ------------       ------------

Total deferred credits and other liabilities          12,798,502         12,676,415
                                                    ------------       ------------

TOTAL CAPITALIZATION AND LIABILITIES                $ 92,399,536       $ 79,430,302
                                                    ============       ============

The accompanying notes are an integral part of these statements.



                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              For the years ended December 31,
                                                      -----------------------------------------------
                                                          1996             1995              1994
                                                        --------         --------          --------
CASH FLOW FORM OPERATING ACTIVITIES:
   Net income                                         $ 3,919,639       $ 3,230,370       $ 3,489,441
   Reconciliation of net income
     to net cash provided by
          operating activities:
        Depreciation, depletion and amortization        3,705,375         3,682,364         3,455,254
        Deferred income taxes                           1,028,362            39,772          (579,264)
        Other, net                                         69,804            61,824          (157,117)

   Changes in assets and liabilities:
      Short-term investments                             (564,625)        1,060,060          (610,762)
      Accounts receivable                              (5,897,833)         (575,562)        3,108,559
      Gas in underground storage                       (1,212,367)        1,011,806        (1,686,408)
      Materials and supplies                             (156,555)           23,582           (76,684)
      Deferred gas cost                                (3,348,219)          362,900         2,557,298
      Accounts payable                                  5,956,362           992,807        (4,210,477)
      Prepaid and accrued taxes                          (394,341)         (407,920)        1,482,497
      Other, net                                         (832,094)         (163,428)          394,656
                                                      -----------       -----------       -----------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                 2,273,508         9,318,575         7,166,993
                                                      -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                (5,471,851)       (4,862,201)       (8,590,657)
   Net (salvage) proceeds from retirements                237,125           (96,035)          192,951
                                                      -----------       -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                  (5,234,726)       (4,958,236)       (8,397,706)
                                                      -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of shares for treasury                       (111,669)             --                --
   Proceeds from long-term debt                              --                --           6,000,000
   Payments of long-term debt                            (380,458)       (1,876,962)       (2,049,720)
   Net borrowings under short-term bank loans           5,575,000        (1,700,000)         (400,000)
   Dividends paid                                      (1,651,567)       (1,606,313)       (1,603,142)
                                                      -----------       -----------       -----------
Net cash flow provided by (used in)
   financing activities                                 3,431,306        (5,183,275)        1,947,138
                                                      -----------       -----------       -----------
Net increase (decrease) in cash
   and cash equivalents                                   470,088          (822,936)          716,425
Cash and cash equivalents
   at beginning of year                                   448,250         1,271,186           554,761
                                                      -----------       -----------       -----------
Cash and cash equivalents
   at end of year                                     $   918,338       $   448,250       $ 1,271,186
                                                      ===========       ===========       ===========

The accompanying notes are an integral part of these statements.




                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDER'S EQUITY


                                       Common Stock        Paid in           Retained         Treasury
                                       $1 Par Value        Capital           Earnings          Stock
                                       _____________________________       ______________________________
BALANCE DECEMBER 31, 1993               $4,599,180      $ 31,718,327       $ 2,392,665       $(1,550,509)
   Net income                                 --                --           3,489,441              --
   Cash dividends on common stock             --                --          (1,603,142)             --
   Three-for-two stock split             2,220,220        (2,220,220)             --                --
                                        ----------      ------------       -----------       -----------

BALANCE DECEMBER 31, 1994                6,819,400        29,498,107         4,278,964        (1,550,509)
   Net income                                 --                --           3,230,370              --
   Cash dividends on common stock             --                --          (1,606,313)             --
   3% stock dividend                       199,112         1,855,724        (2,054,836)             --
                                        ----------      ------------       -----------       -----------

BALANCE DECEMBER 31, 1995                7,018,512        31,353,831         3,848,185        (1,550,509)
   Net income                                 --                --           3,919,639              --
   Cash dividends on common stock             --                --          (1,651,567)             --
   3% stock dividend                       204,891         1,784,601        (1,989,492)
   Purchase of shares for treasury            --                --                --            (111,669)
                                        ----------      ------------       -----------       -----------

BALANCE DECEMBER 31, 1996               $7,223,403      $ 33,138,432       $ 4,126,765       $(1,662,178)
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

     Approximately 65 percent of the Company's natural gas throughput within its service territory is to industrial end users. Competition for these end users is intense with other natural gas utilities, fuel oil, propane and electric utilities. One customer comprises 17 percent of total system throughput. Approximately 29 percent of the total throughput results from serving five major industrial customers which operate in different industries.


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

Gas Utility Property, Plant and Equipment

     Gas utility property, plant and equipment is stated at original cost, including overheads of payroll related costs, administrative and general expenses. The Company follows the policy of capitalizing major renewals and betterment's. Maintenance and repairs are charged to expense as incurred. Upon retirement the cost, together with the cost of removal less salvage, is charged to accumulated depreciation.


Oil and Gas Properties

     Oil and gas properties are accounted for using the successful-efforts method. Costs of acquiring non-producing acreage, costs of drilling successful exploration wells and development costs are capitalized. Annual lease rentals and exploration costs, including geologic and geophysical costs and exploratory dry-hole costs, are expensed as incurred. Oil and gas properties and other property, plant and equipment are stated at cost. Upon abandonment of a property, the cost less salvage value of the property net of plugging is charged to accumulated depletion.


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

Short Term Investments

     The Company purchases oil futures, gas futures and gas price swap contracts in order to hedge against rising gas and oil prices for fixed price sales contracts. Accordingly, the realized and unrealized gains and losses are deferred until the physical sale is made, at which time gains and losses are recorded as a component of cost.

     The Company had the following gas and oil futures positions on the New York Mercantile Exchange (NYMEX) at December 31, 1996 and 1995. Fair market value is based upon the NYMEX closing price.

                                                  December 31,
                                      ---------------------------------
                                           1996                 1995
                                          ------               ------
GAS
Open contracts                                  511                 307
Natural gas purchases hedged             5.11 MMBtu          3.07 MMBtu
Deposits with brokers                  $  1,358,507          $  782,788
Contracted value                       $ 13,146,930          $5,607,980
Fair market value                      $ 14,267,240          $6,297,310


                                                  December 31,
                                      ---------------------------------
                                           1996                 1995
                                          ------               ------
OIL
Open contracts                                    2                --
Crude oil purchases hedged                2,000 bbl                --
Deposits with brokers                  $    (11,095)         $     --
Contracted value                       $     41,450          $     --
Fair market value                      $     51,160          $     --




Cash and Cash Equivalents

     The Company considers cash, time deposits and all other highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Supplemental disclosures of cash flow information is as follows:


Cash paid for:         1996              1995              1994
                    ----------        ----------        ----------

Income taxes        $2,000,000        $1,750,000        $1,200,000
Interest            $  866,331        $  991,760        $  747,736

Gas in Underground Storage

     Gas in underground storage includes gas stored by National Gas and Producers Gas. Gas stored by National Gas is valued at cost using the last-in, first-out method (LIFO). If the first-in, first-out (FIFO) method had been used, gas in underground storage would have been $2,807,000 and $3,508,000 higher than reported at December 31, 1996 and 1995, respectively. Gas stored by Producers Gas as of December 31, 1996 and 1995, of $386,529, and $339,049, respectively, is valued using the average cost method.

Revenues and Purchased Gas

     National Gas records unbilled revenues for gas delivered but not yet billed. As of December 31, 1996 and 1995, National Gas had unbilled revenues of $1,519,385 and $1,645,147, respectively, included in accounts receivable.

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


New Accounting Pronouncement

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS 121 on January 1, 1996. The adoption had no impact on the Company's financial position or results of operations.


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

     As a part of the restructuring to comply with FERC Order 636, the FERC has authorized the recovery of prudently incurred transition costs by the interstate pipeline companies. As of December 31, 1996, National Gas has paid $1,764,840 to its interstate pipeline suppliers for transition costs and $1,231,109 remains to be paid over the next seven years and, accordingly, has been accrued at December 31, 1996. National Gas has received authorization from the PUCO to recover 79 percent of these transition costs from its rate-regulated customers through the GCR mechanism and 21 percent from its transportation customers via a transition cost surcharge.

               A  summary  of  the  contracts   between  National  Gas  and  its
interstate suppliers in the post-636 environment follows.

                                                                               Maximum Daily
     Supplier         Rate Schedule     Contracted Date    Termination Date     Quantity Dth
-------------------- ----------------- ------------------ ------------------- -----------------
Texas Eastern        FT-1                  11/10/95            10/31/12            15,275
Texas Eastern        SS-I                  11/01/89            10/31/99             3,380
CNG                  SS-II                 04/12/90            04/15/00             2,500
Tennessee            FT-G                  09/01/85            11/01/00             1,479
Columbia Trans.      GTS                   11/01/88            11/01/00             3,830


     During 1996, National Gas transported 54 percent of its total gas purchased for resale or transportation from the four interstate pipeline companies detailed above. National Gas acquired the remaining 46 percent of its supply requirements from independent Ohio producers.


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

                                                          December 31,
                                                    1996                1995
                                                   ------              ------
Regulatory assets:
Recoverable future taxes                         $  189,602         $   216,686
Postretirement benefit costs                        158,362             180,982
Order 636 transition costs                          972,278           1,071,390
Recoverable gas costs                             1,991,736                --
                                                 ----------         -----------
Total regulatory assets                           3,311,978           1,469,058

Regulatory liabilities:
Amounts payable to customers                           --             1,348,047
Taxes refundable to customers                       258,767             282,899
                                                 ----------         -----------
Total regulatory liabilities                        258,767           1,630,946

Net regulatory assets (liabilities)              $3,053,211         $  (161,888)
                                                 ==========         ===========


NOTE 4 - FEDERAL INCOME TAXES

     The Company follows the liability method of accounting for income taxes which calculates deferred income taxes at the statutory rate applicable for future years based upon temporary differences between book and tax bases of existing assets and liabilities.

Federal income tax expense was computed as follows:

                                                            1996                 1995                 1994
                                                          --------             --------             --------
Tax at statutory rates
   applied to pre-tax book income                       $ 1,920,000          $ 1,504,932          $ 1,641,734
Increase (decrease) in tax caused by --
   Depreciation, depletion and basis differences           (145,345)            (266,642)            (230,212)
   Investment credit amortization                           (80,528)             (80,528)             (81,103)
   Other (net)                                               33,293               38,138                8,770
                                                        -----------          -----------          -----------

Federal income tax expense                              $ 1,727,420          $ 1,195,900          $ 1,339,189
                                                        ===========          ===========          ===========
Effective income tax rate                                      30.6%                27.0%                27.7%
                                                        ===========          ===========          ===========



                                                          1996                1995                1994
                                                        --------            --------            --------
Taxes currently payable                               $   478,742         $ 1,357,711         $ 2,067,818
Deferred provision:
   Intangible drilling costs/depletion                   (140,097)           (456,714)           (260,308)
   Deferred gas cost                                    1,065,151            (136,658)         (1,012,886)
   Property timing differences                            433,610             494,889             519,177
   Property tax                                              --                  --              (170,000)
   Alternative minimum tax credit carryforward               --                  --               158,717
   Deferred compensation                                   13,970              (8,157)              2,535
   Other, net                                            (123,956)            (55,171)             34,136
                                                                          -----------         -----------

Federal income tax expense                            $ 1,727,420         $ 1,195,900         $ 1,339,189
                                                      ===========         ===========         ===========

     Temporary   differences   which  give  rise  to  deferred  tax  assets  and
liabilities are as follows:


                                                          December 31,
                                                    1996               1995
                                                 ----------         ----------

Percentage depletion                          $       --           $   132,135
Vacation accrual                                    79,997              72,773
Inventory capitalization                            36,863              43,564
Reserve for accounts and notes receivable           91,548              67,815
Postretirement benefits other than pension         720,854             635,574
Investment tax credits                             423,359             464,810
Deferred gas                                          --               354,874
Other                                              164,244             151,681
                                              ------------         -----------
                                                 1,516,865           1,923,226
Valuation allowance                                   --              (155,351)
                                              ------------         -----------

Total deferred tax assets                        1,516,865           1,767,875
                                              ------------         -----------

Prepaid taxes                                     (275,287)           (308,218)
Property                                        (9,337,481)         (9,123,854)
Deferred gas                                      (643,824)               --
Other                                             (111,537)           (117,237)
                                              ------------         -----------

Total deferred tax liabilities                 (10,368,129)         (9,549,309)
                                              ------------         -----------

Net deferred taxes                            $ (8,851,264)        $(7,781,434)
                                              ============         ===========

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

     The funded status of the retirement plan and the amount recognized in the Company's Consolidated Balance Sheet were as follows:

                                                                 September 30,
                                                        -------------------------------
                                                           1996                 1995
                                                         --------             --------
Plan assets at fair value
   (principally unallocated insurance contracts)        $ 2,618,099         $ 2,459,153
                                                        ===========         ===========
Actuarial present value of benefit obligations:
   Vested benefits                                        1,498,968           1,490,265
   Nonvested benefits                                        36,529              42,175
                                                        -----------         -----------
Accumulated benefit obligation                            1,535,497           1,532,440
Additional amounts related to
   projected salary increases                               625,861             998,040
                                                        ===========         ===========
Total projected benefit obligation                        2,161,358           2,530,480
                                                        ===========         ===========

Plan assets in excess (deficit) of projected
   benefit obligation                                       456,741             (71,327)

Amounts necessary to reconcile excess
   (deficit) assets to prepaid pension cost
   included in the Consolidated Balance Sheet:
       Unamortized net asset                               (276,099)           (299,107)
       Unrecognized prior service cost                      285,824             317,792
       Unrecognized net loss (gain)                        (521,388)             87,196
                                                        -----------         -----------
Prepaid (liability) included in other                   $   (54,922)        $    34,554
                                                        ===========         ===========

Net pension cost for the Retirement Plan includes the following:

                                                        1996               1995              1994
                                                       ------             ------            ------
Benefits earned during the year (service cost)        $ 152,382         $ 171,730         $ 209,894
Interest accrued on projected benefit                   164,773           170,648           275,337
obligation
Actual return on plan assets                           (244,129)         (236,144)         (318,080)
Net amortization and deferral                            16,450             8,960          (106,765)
                                                      ---------         ---------         ---------

Net periodic pension cost                             $  89,476         $ 115,194         $  60,386
                                                      =========         =========         =========


     The Company's assumptions used during the years 1995, 1994 and 1993 in determining net periodic pension cost and pension liability are as follows:


                                             1996           1995           1994
                                            ------         ------         ------
Discount rate                                 8.25%         7.50%         8.00%
Return on plan assets                        10.00%        10.00%        10.00%
Estimated increase in future compensation     5.00%         5.00%         5.00%


     In 1996, the Company changed its discount rate assumption from 7.5 percent to 8.25 percent. This resulted in a decrease in the projected benefit obligation of $368,404.

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

     The components of net periodic postretirement benefit expense were as follows:


                                                      1996            1995
                                                     ------          ------

Service cost                                        $ 58,389        $ 49,051
Interest cost on accumulated postretirement
   benefit obligation                                161,447         157,407
                                                    --------        --------
Net periodic postretirement benefit expense          219,836         206,458

Deferral of benefits earned to be
   collected in future rates                          22,620          22,620
                                                    --------        --------
 Net periodic postretirement benefit expense        $242,456        $229,078
                                                    ========        ========



     The amount recognized in the Company's Consolidated Balance Sheet was as follows:



                                              September 30,
                                         1996                1995
                                        ------              ------

Retirees                             $ 1,319,927         $ 1,314,102
Active employees                         980,550             883,795
                                     -----------         -----------
Accumulated post-retirement
     health care benefits              2,300,477           2,197,897
Unrecognized net loss                    (80,211)           (148,622)
                                     -----------         -----------
Accrued postretirement health
    care benefits                    $ 2,220,266         $ 2,049,275
                                     ===========         ===========

     The Company's assumptions used during the years 1996, 1995 and 1994 in determining net periodic postretirement benefit expense and the liability for postretirement health care benefits are as follows:


                                   1996               1995             1994
                              ----------------   ---------------  --------------

Discount rate                      8.25%             7.50%            8.00%
Health care trend rate             9.00%             10.00%           10.00%
                                 gradually         gradually        gradually
                                decreasing         decreasing       decreasing
                                to 5.0% in         to 5.0% in       to 5.0% in
                                   2001               2001             2001

     As of September  30, 1996 the discount rate was changed from 7.5 percent to
8.25 percent, which resulted in an decrease in the liability for postretirement benefits of $243,044.

     If the health care trend rate would increase by one percent in each year, the accumulated benefit obligation would increase by approximately $340,000 at September 30, 1996 and net periodic postretirement benefit expense in 1997 would increase by approximately $43,000.


NOTE 6 - LONG-TERM DEBT

     The long-term debt outstanding was as follows:

                                                                    December 31,
                                                   1996                 1995                 1994
                                               ------------         ------------         ------------
Senior notes, 6.63% interest rate,
   due 2009                                    $  6,000,000         $  6,000,000         $  6,000,000
Promissory note, variable interest
   rate, due 2001                                 4,037,500            4,887,500            5,737,500
Mortgage note, variable interest rate,
   due 2008                                         588,748              619,206              646,168
Revolving note, variable interest rate,
   due 1998                                         950,000              450,000            1,450,000
                                               ------------         ------------         ------------

Total debt                                       11,576,248           11,956,706           13,833,668
Less-current maturities                          (1,344,863)            (877,264)            (877,695)
                                               ------------         ------------         ------------

Long-term debt                                 $ 10,231,385         $ 11,079,442         $ 12,955,973
                                               ============         ============         ============


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

     In conjunction with the acquisition of NGO Development on October 1, 1991, the Company entered into an $8,500,000 promissory note. The terms of the note require monthly principal installments of $70,833 plus accrued interest with the final installment to be due on October 1, 2001 in an amount equal to the unpaid principal. The variable interest rate on the note at December 31, 1996 was
6.7812 percent which  represented  the London  Interbank Offer Rate (LIBOR) plus
1.25 percent per annum as of November 4, 1996 when the Company entered into a four month contracted rate. The note agreement allows the Company to choose either the prime rate or LIBOR plus 1.25 percent for contracted periods. The note is secured by the oil and gas properties of NGO Development and is guaranteed by the Company.

     In September 1992, the Company entered into a mortgage note to finance the construction of new office facilities. The note has a 15-year amortization period, accrues interest at the prime rate, and monthly payments commenced on March 15, 1993. As of December 31, 1996, the prime rate was 8.25 percent. The mortgage is secured by the Company's Granville Road property.

     In February 1993, the Company, and all of its subsidiaries except National Gas, entered into a $3 million revolving line of credit for a term of three years. During the years 1995 and 1996, the Company extended the term of this instrument in each year, for an additional year. The committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. As of December 31, 1996, NGO Development Corporation had borrowed $950,000 at an interest rate of 6.75 percent.

     For certain debt instruments, the Company is required to maintain various working capital debt to equity and cash flow covenants. At December 31, 1996, the Company was in compliance with or had received waivers for these covenants.


               Annual maturities of long-term debt are as follows:

                                 1997                     1,344,863
                                 1998                     2,294,863
                                 1999                     1,344,863
                                 2000                     1,344,863
                           Thereafter                     5,246,796
                                     ______________________________

                                TOTAL                   $11,576,248
                                     ==============================


     Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of the Senior Notes is approximately $5,610,000. The fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay.

NOTE 7 - NOTES PAYABLE

     The Company has lines of credit with various banks in excess of $10,000,000, the upper limit on short-term borrowings imposed by Board Resolution. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested. The Company is not required to maintain any compensating balances.

     At December 31, 1996, National Gas had four draws totaling $6,000,000 on these credit lines for working capital requirements at interest rates ranging between 6.531 percent and 6.750 percent, and one draw of $925,000 at 8.250 percent. National Gas expects to repay these notes in 1997.


NOTE 8 - CAPITAL STOCK

     The Company has 100,000 shares of authorized and unissued preferred stock with no par value. National Gas has 10,000 shares of authorized and unissued preferred stock, with a par value of $100 per share.

     During 1995, the Company increased the authorized number of common shares from 7,000,000 to 14,000,000. The average common shares outstanding and earnings and cash dividends per common share presented on the accompanying income statement include retroactive recognition of 204,891 shares issued in December 1996 as a result of a three percent stock dividend.

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

     In January 1996, the Board of Directors authorized the repurchase of up to 250,000 shares of common stock at a maximum repurchase price of $9.33 per share. As of December 31, 1996, 237,700 additional shares could be repurchased under this authority. As of February 28, 1997, 16,330 shares had been repurchased as treasury stock at an average cost of $9.05 per share.


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

     The dividend distribution was paid to shareholders of record on March 1, 1996. The rights expire on March 1, 2006.

NOTE 9 - FINANCIAL INFORMATION BY BUSINESS SEGMENT

                                           1996               1995              1994
                                       -----------        -----------        -----------
Revenues:
   Gas sales                           $24,704,590        $21,363,133        $29,375,603
   Transportation                        4,437,351          6,124,990          5,146,050
                                       -----------        -----------        -----------
       Subtotal                         29,141,941         27,488,123         34,521,653
   Oil and gas production               31,930,383         20,630,712         27,201,139
                                       -----------        -----------        -----------

       Total                           $61,072,324        $48,118,835        $61,722,792
                                       ===========        ===========        ===========

Operating income before taxes:
   Gas sales and transportation        $ 4,440,988        $ 4,498,225        $ 4,235,949
   Oil and gas production                1,621,698            792,409          1,162,595
                                       -----------        -----------        -----------

       Total                           $ 6,062,686        $ 5,290,634        $ 5,398,544
                                       ===========        ===========        ===========

Depreciation, depletion
and amortization:
   Gas sales and transportation        $ 2,052,196        $ 1,781,919        $ 1,643,738
   Oil and gas production                1,500,560          1,655,619          1,674,326
                                       -----------        -----------        -----------

       Total                           $ 3,552,756        $ 3,437,538        $ 3,318,064
                                       ===========        ===========        ===========

Capital expenditures:
   Gas sales and transportation        $ 4,832,753        $ 4,489,771        $ 6,081,623
   Oil and gas production                  639,098            372,430          2,509,034
                                       -----------        -----------        -----------

       Total                           $ 5,471,851        $ 4,862,201        $ 8,590,657
                                       ===========        ===========        ===========

Identifiable assets:
   Gas sales and transportation        $64,792,547        $54,968,627        $54,327,226
   Oil and gas production               26,418,802         23,305,124         25,090,920
   Non-operating                         1,188,187          1,156,551          1,201,394
                                       -----------        -----------        -----------

       Total                           $92,399,536        $79,430,302        $80,619,540
                                       ===========        ===========        ===========


NOTE 10 - QUARTERLY INFORMATION (UNAUDITED)

     The following represents the quarterly results for 1996 and 1995, which are unaudited. The first three quarters of 1996 and all of 1995 earnings per common share amounts have been restated to reflect the three percent stock dividend issued in December 1996.

                                    Income(Loss)
                                       Before
   Quarter Ended     Operating         Federal         Net       Earnings
                      Revenues       Income Tax   Income(Loss)   Per Share
   -------------     ---------      -----------   ------------   ---------

     03/31/96     $  22,976,811    $  4,220,665  $  2,844,425     $  0.41
     06/30/96        10,416,056         635,714       479,193        0.07
     09/30/96         8,186,901       (736,768)     (435,878)      (0.06)
     12/31/96        19,492,556       1,527,448     1,031,899        0.14

     03/31/95     $  18,031,424    $  3,211,408  $  2,163,490     $  0.32
     06/30/95         9,404,685         275,736       225,946        0.03
     09/30/95         6,848,925       (934,829)     (468,606)      (0.07)
     12/31/95        13,833,801       1,873,955     1,309,540        0.19


NOTE 11 - OIL AND GAS INFORMATION

     Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization, were as follows:

                                                   December 31,
                                            1996                 1995
                                       ------------         ------------

Unproved oil and gas properties        $    813,165         $    757,462
Unproved leaseholds                         157,265              478,528
Proved oil and gas properties            20,103,152           19,982,615
                                       ------------         ------------
     Total property costs                21,073,582           21,218,605
Accumulated depreciation,
     depletion and amortization          (8,247,143)          (7,304,416)
                                       ------------         ------------
     Net capitalized costs             $ 12,826,439         $ 13,914,189
                                       ============         ============

     Costs incurred relating to oil and gas property acquisition and exploration activities were as follows:

                                   1996            1995             1994
                                 --------        --------        ----------

Acquisition of properties        $ 99,303        $335,512        $  797,383
Exploration costs                $539,537        $794,595        $1,092,115
Development costs                $389,070        $446,072        $  486,212

     The  results  of   operations  of  the  Company's  oil  and  gas  producing
activities, which exclude items such as corporate overhead and gas marketing activities, were as follows:

                                                   1996              1995              1994
                                                ----------        ----------        ----------
Operating revenues                              $3,403,874        $3,450,560        $3,716,554
Production costs                                   416,108           400,710           619,619
Exploration costs                                  386,234           612,297           555,069
Depreciation, depletion and amortization         1,230,411         1,292,722         1,325,551
                                                ----------        ----------        ----------
Operating income                                 1,371,121         1,144,831         1,216,315
Income tax expense                                 299,581           202,243           286,479
                                                ----------        ----------        ----------
Net income                                      $1,071,540        $  942,588        $  929,836
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

                                                     Oil                 Gas
                                                  ---------           ---------
Proved developed reserves
Balance at December 31, 1993                       263,199            9,047,631
   Revisions of previous estimates                  16,569               28,468
   Extensions and discoveries                       17,129              360,586
   Purchase of proved reserves                        --                 83,144
   Production                                      (47,487)          (1,103,483)
                                                  --------           ----------

Balance at December 31, 1994                       249,410            8,416,346
   Revisions of previous estimates                  (6,361)            (750,646)
   Extensions and discoveries                        5,069              200,369
   Production                                      (40,256)          (1,059,043)
                                                  --------           ----------

Balance at December 31, 1995                       207,862            6,807,026
   Revisions of previous estimates                  16,360             (279,600)
   Extensions and discoveries                        5,548               77,437
   Purchase of proved reserves                         791              111,675
   Production                                      (36,835)            (963,883)
                                                  --------           ----------
Balance at December 31, 1996                       193,726            5,752,655
                                                  ========           ==========

Standardized Measure of Discounted Future Net Cash Flows

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimates of quantities of proved developed oil and gas reserves and the periods during which they are expected to be produced. Future development and production costs were computed based on year end costs to be incurred in developing and producing the proved reserves. The discount was computed by application of a 10% discount factor. The calculation also assumes the continuation of the existing economic, operating, and contractual conditions at December 31, 1996, 1995 and 1994.

     The standardized measure of discounted net cash flows relating to proved developed oil and gas reserves are as follows:

                                       1996                 1995                 1994
                                   -------------        -------------        -------------
Future cash flows                  $ 19,702,430         $ 21,261,629         $ 26,229,302
Future production costs              (6,934,901)          (7,163,056)          (8,090,928)
                                   ------------         ------------         ------------
Future net cash flows
   before income taxes               12,767,529           14,098,573           18,138,374
Ten percent discount factor          (4,668,996)          (5,298,071)          (6,601,884)
                                   ------------         ------------         ------------
Standardized measure
   before income taxes                8,098,533            8,800,502           11,536,490
Future income tax expense            (1,769,478)          (1,554,169)          (2,623,460)
                                   ------------         ------------         ------------
Standardized measure
   after income taxes              $  6,329,055         $  7,246,333         $  8,913,030
                                   ============         ============         ============


     The change in the standardized measure of discounted future net cash flows related to the proved oil and gas reserves at December 31, 1996, 1995 and 1994 is as follows.

                                                                   December 31,
                                                      1996             1995             1994
                                                  --------------   --------------   --------------
Beginning of year                                  $  7,246,333     $  8,913,030     $  9,193,308
Sales, net of production costs                      (2,987,766)      (3,049,850)      (3,096,935)
Net changes in prices and production costs              615,883         (31,628)          464,574
Net change due to revisions in quantity estimates     (174,004)        (785,768)          190,202
Extensions and discoveries                              107,165          230,013          412,350
Purchase of reserves                                    118,155              ---           75,301
Net change in income taxes                            (215,309)        1,069,292        (593,135)
Accretion of discount                                   724,633          891,303          919,331
Other                                                   893,965            9,941        1,348,034
                                                  --------------   --------------   --------------
End of year                                        $  6,329,055     $  7,246,333     $  8,913,030
                                                  ==============   ==============   ==============


                                  EXHIBIT INDEX
                                                                    Reference
                                                         -------------------------------
Exhibit                                                                     Commission
Number             Description                           File No.           Exhibit No.
--------           -----------                           --------           -----------

 2          Stock Purchase Agreement                     1-8223            Incorporated by
            dated September 12, 1991                                       reference from
            by and between National                                        Exhibit 2 of Form
            Gas & Oil Company and                                          8-K filed on
            Stone Container Corporation                                    October 14, 1991.

 3(a)       Articles of Incorporation                    1-8223            Page 52-58
            of National Gas & Oil Company

 3(b)       Code of Regulations of                       2-72682           Incorporated by
            National Gas & Oil Company                                     reference from
                                                                           Exhibit 3(b) of
                                                                           Form S-14 filed
                                                                           on June 8, 1981.

 3(c)       Preferred Share Purchase Rights                                Incorporated by
            Agreement, dated as of February                                reference from
            16, 1996, by and between National                              Exhibit 4 of
            Gas & Oil Company and National                                 Form 8-K filed on
            City Bank                                                      February 26, 1996.

10(a)       National Gas & Oil                           33-55390          Incorporated by
            Company Salary Deferral Plan                                   reference from
                                                                           Exhibit 28(b)
                                                                           of Form S-8
                                                                           filed on
                                                                           December 4, 1992.

10(b)       Amended and Restated                         33-55388          Incorporated by
            National Gas & Oil                                             reference from
            Company Compensation                                           Exhibit 28(c) of
            Plan for Outside Directors                                     Form S-8 filed on
                                                                           December 4, 1992.

10(c)       Summary of Salary Administration Plan                          Page 50

21          Subsidiaries of the Registrant                                 Page 51

24          Powers of Attorney of Directors                                Page 59-67

27          Financial Data Schedule                                        Page 68

99(a)       Credit Agreement dated                       1-8223            Incorporated by
               October 1, 1991 by and among                                reference from
               National Gas & Oil Company                                  Exhibit 28 of Form
               Stone Resource & Energy Corporation                         8-K filed on
               and BancOhio National Bank.                                 October 14, 1991.


                                      -49-