Form 10-K/A
period 1996-12-31
NATIONAL GAS & OIL CO
filed 1997-04-01
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-K/A

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
________________________________________________________________________________


 Item 6 - SELECTED FINANCIAL DATA
         (In thousands, except for per share data)

                                            1996        1995        1994        1993         1992
___________________________________________________________________________________________________
Total operating revenue                   $61,072     $48,119     $61,723     $46,683     $ 38,298
Income from continuing operations         $ 3,920     $ 3,230     $ 3,489     $ 2,072     $  2,612
Discontinued operations                   $  --       $  --       $  --       $  --       $   (364)
Cumulative effect of accounting changes   $  --       $  --       $  --       $  --       $   (235)
Net income                                $ 3,920     $ 3,230     $ 3,489     $ 2,072     $  2,013
Income from continuing
   operations - per share(1)              $  0.56     $  0.46     $  0.49     $  0.29     $   0.37
Discontinued operations - per share(1)    $  --       $  --       $  --       $  --       $  (0.05)
Cumulative effect of accounting
   changes - per share(1)                 $  --       $  --       $  --       $  --       $  (0.04)
Net income per share(1)                   $  0.56     $  0.46     $  0.49     $  0.29     $   0.28
Total assets                              $92,400     $79,430     $80,620     $77,897     $ 69,195
Long-term obligations                     $ 9,281     $11,079     $12,956     $ 9,002     $  6,905
Cash dividends per share(1)               $  0.23     $  0.23     $  0.23     $  0.22     $   0.22


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

                                                      NATIONAL GAS & OIL COMPANY
                                                             (Registrant)

Date April 1, 1997                    By: /s/ Todd P. Ware
                                           ________________________________
                                           Todd P. Ware, Vice President and
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date April 1, 1997                    By: /s/ William H. Sullivan, Jr.
                                           _____________________________________
                                           William H. Sullivan, Jr.
                                           Chairman of the Board and Director*

Date April 1, 1997                    By: /s/ Patrick J. McGonagle
                                           _____________________________________
                                           Patrick J. McGonagle, President and
                                           Chief Executive Officer

Date April 1, 1997                    By: /s/ Todd P. Ware
                                           _____________________________________
                                           Todd P. Ware, Vice President and
                                           Chief Financial Officer

Date April 1, 1997                    By: /s/ Alan A. Baker
                                           _____________________________________
                                           Alan A. Baker, Director*

Date April 1, 1997                    By: /s/ James H. Cameron
                                           _____________________________________
                                           James H. Cameron, Director*

Date April 1, 1997                    By: /s/ David C. Easley
                                           _____________________________________
                                           David C. Easley, Director*

Date April 1, 1997                    By: /s/ Richard O. Johnson
                                           _____________________________________
                                           Richard O. Johnson, Director*

Date April 1, 1997                    By: /s/ M. Howard Petricoff
                                           _____________________________________
                                           M. Howard Petricoff, Director*

Date April 1, 1997                    By: /s/ Graham R. Robb
                                           _____________________________________
                                           Graham R. Robb, Director*


Date April 1, 1997                    By: /s/ Thomas E. Stewart
                                           _____________________________________
                                           Thomas E. Stewart, Director*


* Executed pursuant to Power of Attorney attached to this report by John B. Denison, Vice President and Secretary.

                                       By: /s/ John B. Denison
                                           _____________________________________
                                           John B. Denison, Vice President and
                                           Secretary