Form 10-Q
period 1997-03-31
NATIONAL GAS & OIL CO
filed 1997-05-15
CIK 355313

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 1997

                          Commission file number 1-8223

                        ________________________________


                           NATIONAL GAS & OIL COMPANY
             ______________________________________________________
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

           $1.00 Par Value - Common Stock             7,043,650 shares

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


                                                     For the three months ended
                                                               March 31,
                                                    ----------------------------
                                                        1997             1996
                                                    ------------     -----------
OPERATING REVENUES:
   Gas sales                                        $12,326,409      $10,871,904
   Transportation                                     1,316,449        1,640,525
   Oil and gas sales                                  9,959,937       10,464,382
                                                    -----------      -----------
TOTAL OPERATING REVENUES                             23,602,795       22,976,811
                                                    -----------      -----------

OPERATING EXPENSES:
   Purchases gas - gas sales                          7,742,750        5,496,412
   Purchased gas - oil and gas sales                  8,838,048        8,899,536
   Operation and maintenance                          2,228,701        2,202,409
   Depreciation, depletion and amortization             916,479          911,969
   Taxes other than income                            1,174,366        1,101,985
                                                    -----------      -----------
TOTAL OPERATING EXPENSES                             20,900,344       18,612,311
                                                    -----------      -----------

OPERATING INCOME                                      2,702,451        4,364,500
                                                    -----------      -----------

Other income                                            126,345           90,983
Interest expense                                        323,884          234,818
Federal income taxes                                    799,447        1,376,240
                                                    -----------      -----------

NET INCOME                                          $ 1,705,465                $
                                                                       2,844,425
                                                    ===========      ===========

Net income per share                                $      0.24      $      0.40
                                                    ===========      ===========

Average number of shares outstanding                  7,048,317        7,064,047
                                                    ===========      ===========

Cash dividends per share                            $      0.06      $      0.06
                                                    ===========      ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the purchase of Treasury shares during the first three months of 1997 and the three percent stock dividend issued in December 1996.

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                                      March 31,     December 31,
                                                        1997            1996
                                                    -------------   ------------
PROPERTY, PLANT AND EQUIPMENT:
   Gas utility properties                           $66,443,783      $65,635,251
   Less-accumulated depreciation                     23,180,035       22,668,342
                                                    -----------      -----------
                                                     43,263,748       42,966,909

   Oil and gas properties, successful efforts        21,443,727       21,073,582
   Less-accumulated depreciation, depletion
       and amortization                               8,604,285        8,247,143
                                                    -----------      -----------
                                                     12,839,442       12,826,439

   Other, net                                         5,341,283        5,387,784
                                                    -----------      -----------

Total property, plant and equipment                  61,444,473       61,181,132

CURRENT ASSETS:
   Cash and cash equivalents                            300,529          918,338
   Short-term investments                             1,837,020        1,347,413
   Accounts receivable - net                         15,843,791       16,113,827
   Tax refund receivable                                 61,727        1,461,727
   Gas in underground storage                         1,540,332        3,533,919
   Materials and supplies, at average cost            1,161,009        1,137,342
   Prepaid taxes                                      2,217,830        2,919,668
   Unrecovered gas cost                               1,148,585        1,991,736
   Other                                                454,823          554,231
                                                    -----------      -----------

Total current assets                                 24,565,646       29,978,201
                                                    -----------      -----------

OTHER ASSETS:
   Recoverable transition costs                         743,982          705,428
   Other                                                516,713          534,775
                                                    -----------      -----------

Total other assets                                    1,260,695        1,240,203
                                                    -----------      -----------

TOTAL ASSETS                                        $87,270,814      $92,399,536
                                                    ===========      ===========



The accompanying notes are an integral part of these statements.


                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         CAPITALIZATION AND LIABILITIES



                                                       March 31,        December 31,
                                                         1997               1996
                                                       ---------        ------------
CAPITALIZATION:
   Shareholder's equity --
     Common stock, $1 par value, authorized         $  7,223,403       $  7,223,403
       14,000,000 shares, issued 7,223,403 and
       7,018,512 shares, respectively
     Paid in capital                                  33,138,432         33,138,432
     Retained earnings                                 5,409,281          4,126,765
     Treasury stock, 179,753 and
        160,423 shares respectively                   (1,748,188)        (1,662,178)
                                                    ------------       ------------

   Total shareholders' equity                         44,022,928         42,826,422

   Long-term debt                                      9,128,057         10,231,385
                                                    ------------       ------------

Total capitalization                                  53,150,985         53,057,807
                                                    ------------       ------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                2,183,800          1,344,863
   Short-term bank loans                               7,300,000          6,925,000
   Accounts payable                                    5,600,202         11,447,366
   Accrued income and other taxes                      4,881,241          5,178,706
   LIFO inventory reserve                                306,158               --
   Other                                               1,371,962          1,647,292
                                                    ------------       ------------

Total current liabilities                             21,643,363         26,543,227
                                                    ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Federal income taxes                                8,277,883          8,262,483
   Investment tax credits                                961,833            986,304
   Accrued transition costs                              941,750            914,828
   Health care and other                               2,295,000          2,634,887
                                                    ------------       ------------

Total deferred credits and other liabilities          12,476,466         12,798,502
                                                    ------------       ------------

TOTAL CAPITALIZATION AND LIABILITIES                $ 87,270,814       $ 92,399,536
                                                    ============       ============



The accompanying notes are an integral part of these statements.


                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            For the three months ended
                                                                     March 31,
                                                               1997             1996
                                                             --------         --------
CASH FLOW FORM OPERATING ACTIVITIES:
   Net income                                             $ 1,705,465       $ 2,844,424
   Reconciliation of net income to net cash provided
      by operating activities:
        Depreciation, depletion and amortization              947,719           935,922
        Deferred income taxes                                (270,987)          111,332
        Other, net                                           (148,583)           49,291

   Changes in assets and liabilities:
      Short-term investments                                 (489,608)       (1,247,372)
      Accounts receivable                                     394,148        (4,617,563)
      Tax refund receivable                                 1,400,000              --
      Gas in underground storage                            1,993,587         2,528,691
      Materials and supplies                                  (23,667)           (7,986)
      Deferred gas cost                                       843,151          (781,900)
      Accounts payable                                     (5,847,165)        2,708,568
      Prepaid and accrued taxes                               738,103           620,334
      Other, net                                             (175,181)           92,303
                                                          -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,066,982         3,236,044
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (1,211,438)       (1,474,491)
   Net (salvage) proceeds from retirements                     (7,122)            9,288
                                                          -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                      (1,218,560)       (1,465,203)
                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of shares for treasury                            (86,011)          (23,309)
   Proceeds from long-term debt                                  --                --
   Payments of long-term debt                                (682,272)         (219,894)
   Net borrowings under short-term bank loans                 725,000        (1,800,000)
   Dividends paid                                            (422,949)         (411,527)
                                                          -----------       -----------
Net cash flow provided by (used in)
   financing activities                                      (466,232)       (2,454,730)
                                                          -----------       -----------
Net increase (decrease) in cash
   and cash equivalents                                      (617,810)         (683,889)

Cash and cash equivalents at beginning of year                918,339           448,250
                                                          -----------       -----------

Cash and cash equivalents at end of year                  $   300,529       ($  235,639)
                                                          ===========       ===========



The accompanying notes are an integral part of these statements.

                           NATIONAL GAS & OIL COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated balance sheet, related statement of cash flows and the comparative income statement have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at March 31, 1997 and 1996 have been included, and were normal recurring adjustments.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At March 31, 1997, gas in underground storage decreased 250,164 Mcf from December 31, 1996, due to the seasonal nature of the Company's business. That nature is injecting natural gas into underground storage in the summer and withdrawing the gas in the winter during high demand periods. The reserve for LIFO inventory of $306,150 is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

3.  Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:


                                       Three months ended March 31,
                                       1997                   1996
                                     --------               --------

           Income taxes                    $0               $100,000
           Interest                  $488,865               $328,675

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

               Consolidated revenue of $23,603,000 in the first quarter of 1997 increased by three percent from first quarter 1996 consolidated revenue. The change in revenue can be attributed to increased gas sales by National Gas due to higher gas prices during the first quarter of 1997.

               Net income in the first quarter of 1997 amounted to $1,705,000, a decrease of $1,139,000 or 40 percent from the first quarter of 1996. The decrease is attributed to lower throughput to the residential and commercial gas sales customers and decreased margins related to gas marketing activities.

               Net income per common share in the first quarter of 1997 was $.24 as compared to $.40 in the first quarter of 1996.

Gas Sales and Transportation

               Operating revenues associated with this segment of the business increased by $1,130,000 or nine percent in the first quarter of 1997 as compared to the first quarter of 1996 due to an increase in the price of gas sold as a result of a higher gas cost and was offset by a decrease in the volume of gas sold in the gas sales segment as a result of the warmer weather.

               Net income of the gas sales and transportation segment during the first quarter decreased $765,000 as compared to net income in the first quarter of 1996.

               The gas sales and transportation segment is regulated by the Public Utilities Commission of Ohio (PUCO). Every two years, the segment is audited to ensure compliance with the applicable PUCO tariffs and rules. The staff of the PUCO has issued an initial report suggesting that a National Gas refund of approximately two million dollars is owed its customers. National Gas believes no refunds are due. National Gas and the PUCO staff are presently working together to resolve the issues raised by the report. If these issues are not resolved, a hearing to determine the facts will be held later this summer with a decision to be made by the PUCO, subject to further appeal to the Ohio Supreme Court. At this time, management cannot determine the ultimate outcome of these proceedings; therefore, no accrual for potential refunds has been recorded.

               Volumes of gas sold and transported to various customer classes for the first three months decreased nine percent over the first three months of 1996.


                                           Three months ended March 31,
   Gas Throughput (Mcf)                  1997                     1996
   --------------------                --------                 --------
Gas sales:
   Industrial                             33,290                   31,675
   Residential                         1,028,373                1,157,023
   Commercial                            384,006                  500,196
                                       ---------                ---------
       Subtotal                        1,445,669                1,688,894
Transportation                         2,198,253                2,332,010
                                       ---------                ---------
Total                                  3,643,922                4,020,904
                                       =========                =========


               Operation  and  maintenance   expenditures  have  increased  five
percent during the first quarter as compared to the first quarter of 1996 primarily due to increased maintenance costs.


Oil and Gas Sales

               Operating revenues from the oil and gas sales segment decreased $488,000 in the first quarter of 1997 as compared to the first quarter of 1996. The decrease is due to decreased gas marketing sales by NGO Development as a result of decreased market activity. Operating expenses for this business segment have decreased by one percent primarily due to lower purchased gas expense and interest charges.

               Net income for the period decreased $285,000 primarily due to lower margins from gas marketing activity.

General

               The first quarter 1997 increase in interest expense as compared to the first quarter 1996 is the result of increased short-term borrowing by National Gas and NGO Development.

Federal Income Taxes

               The change in federal income tax expense for the quarter reflects the changes in taxable income for the consolidated companies.


CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

               The primary sources and uses of cash during the three month period ending March 31, are summarized in the following condensed cash flow statement:

                                  Sources & Uses of Cash
                                                               1997              1996
                                                             --------          --------
Provided by operating activities                           $ 1,066,982       $ 3,236,044
Capital expenditures, net of salvage                        (1,218,560)       (1,465,203)
Net proceeds from (payments on) long-term debt                       0              --
Net borrowings under short term bank loans                      42,728        (2,019,894)
Purchase of shares for treasury                                (86,011)          (23,309)
Common dividends                                              (422,949)         (411,527)
                                                           -----------       -----------
Net increase  (decrease) in cash and cash equivalents      $  (617,810)      $  (683,889)
                                                           ===========       ===========

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

Capital Expenditures

               In the first quarter of 1997 the gas sales and transportation segment accounted for 67 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 33 percent which was primarily used for the development and/or completion of various interest in oil and gas wells.

               Capital expenditures vary significantly by quarter. The Company estimates that normal capital expenditures in 1997 to support existing operations will be approximately $4,300,000. The construction and drilling programs are continually evaluated and actual expenditures may be more or less.

Financing and Liquidity


               The  Company  continually   assesses  various   alternatives  for
expanding its business, including the acquisition of other business entities.

               As of March 31, 1997, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $10,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.375% to 8.250%. During the first quarter, the Company utilized these credit lines and as of March 31, 1997, $7,300,00 of short-term loans were outstanding. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will utilize its credit lines for additional funds during the third and fourth quarters of 1997.

               Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit which expires in February 1998. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. NGO Development had $950,000 outstanding at December 31, 1996. As of March 31, 1997, NGO had loans of $1,300,000 outstanding.

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

Dividends

               The Company paid cash dividends of $422,949 and $411,527 during the three months ended March 31, 1997 and 1996, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.

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



Item 1.           Legal Proceedings.
                  None.

Item 2.           Changes in Securities.
                  None.

Item 3.           Default upon Senior Securities.
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  None

Item 5.           Other Information.
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
                  Exhibit 27 -- Financial Data Schedule.

                                                                       FORM 10-Q
                                                                   QUARTER ENDED
                                                                  MARCH 31, 1997



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      NATIONAL GAS & OIL COMPANY
                                                             (Registrant)



                                   /s/Patrick J. McGonagle
Date:  May 14, 1997                   __________________________________________
                                      Patrick J. McGonagle
                                      President and Chief Executive Officer



                                   /s/Todd P. Ware
Date:  May 14, 1997                   __________________________________________
                                      Todd P. Ware
                                      Vice President and Chief Financial Officer