Form 10-Q
period 1997-06-30
NATIONAL GAS & OIL CO
filed 1997-08-14
CIK 355313

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                         For Quarter Ended JUNE 30, 1997

                          Commission file number 1-8223

                        ---------------------------------

                           NATIONAL GAS & OIL COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 OHIO                                           31-1004640
        ------------------------                            -------------------
        (STATE OF INCORPORATION)                             (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

   1500 GRANVILLE ROAD, NEWARK, OHIO                                43055
----------------------------------------                         ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (614) 344-2102


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes  X             No
                                          ---               ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

     $1.00 Par Value - Common Stock                        7,027,950 shares

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                                                 For the three months ended
                                                          June 30,
                                                ----------------------------
                                                    1997             1996
                                                -----------      -----------
OPERATING REVENUES:
   Gas sales                                    $ 4,084,301      $ 3,436,866
   Transportation                                 1,210,043          853,520
   Oil and gas sales                              7,236,472        6,125,670
                                                -----------      -----------
TOTAL OPERATING REVENUES                         12,530,816       10,416,056
                                                -----------      -----------

OPERATING EXPENSES:
   Purchases gas - gas sales                      2,022,443        1,408,690
   Purchased gas - oil and gas sales              5,988,140        4,465,466
   Operation and maintenance                      2,283,938        2,135,778
   Depreciation, depletion and amortization         916,479          911,157
   Taxes other than income                          839,550          785,622
                                                -----------      -----------
TOTAL OPERATING EXPENSES                         12,050,550        9,706,713
                                                -----------      -----------

OPERATING INCOME                                    480,266          709,343
                                                -----------      -----------

Other income (expense)                               (7,192)         121,633
Interest expense                                    254,739          195,262
Federal income taxes                                 22,011          156,521
                                                -----------      -----------

NET INCOME                                      $   196,324      $   479,193
                                                ===========      ===========

Net income per share                            $      0.03      $      0.07
                                                ===========      ===========

Average number of shares outstanding              7,039,367        7,061,163
                                                ===========      ===========

Cash dividends per share                        $      0.06      $      0.06
                                                ===========      ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the three percent stock dividend issued in December 1996.

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                                                  For the six months ended
                                                          June 30,
                                                ---------------------------
                                                    1997            1996
                                                -----------     -----------
OPERATING REVENUES:
   Gas sales                                    $16,410,710     $14,308,768
   Transportation                                 2,526,492       2,494,045
   Oil and gas sales                             17,196,409      16,590,054
                                                -----------     -----------
TOTAL OPERATING REVENUES                         36,133,611      33,392,867
                                                -----------     -----------

OPERATING EXPENSES:
   Purchases gas - gas sales                      9,765,193       6,922,348
   Purchased gas - oil and gas sales             14,826,282      13,365,002
   Operation and maintenance                      4,512,639       4,338,185
   Depreciation, depletion and amortization       1,832,958       1,823,126
   Taxes other than income                        2,013,916       1,887,608
                                                -----------     -----------
TOTAL OPERATING EXPENSES                         32,950,988      28,336,269
                                                -----------     -----------

OPERATING INCOME                                  3,182,623       5,056,598
                                                -----------     -----------

Other income                                        119,247         229,862
Interest expense                                    578,623         430,080
Federal income taxes                                821,458       1,532,761
                                                -----------     -----------

NET INCOME                                      $ 1,901,789     $ 3,323,619
                                                ===========     ===========

Net income per share                            $      0.27     $      0.47
                                                ===========     ===========

Average number of shares outstanding              7,039,367       7,061,163
                                                ===========     ===========

Cash dividends per share                        $      0.06     $      0.06
                                                ===========     ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the three percent stock dividend issued in December 1996.

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                     ASSETS
                                     ------

                                                    June 30,      December 31,
                                                      1997            1996
                                                  -----------     ------------
PROPERTY, PLANT AND EQUIPMENT:
   Gas utility properties                         $68,352,694     $65,635,251
   Less-accumulated depreciation                   23,724,404      22,668,342
                                                  -----------     -----------
                                                   44,628,290      42,966,909

   Oil and gas properties, successful efforts      21,614,641      21,073,582
   Less-accumulated depreciation, depletion
       and amortization                             8,899,059       8,247,143
                                                  -----------     -----------
                                                   12,715,582      12,826,439

   Other, net                                       5,224,077       5,387,784
                                                  -----------     -----------

Total property, plant and equipment                62,567,949      61,181,132

CURRENT ASSETS:
   Cash and cash equivalents                          168,392         918,338
   Short-term investments                             333,423       1,347,413
   Accounts receivable - net                        9,494,682      16,113,827
   Tax refund receivable                               61,727       1,461,727
   Gas in underground storage                       2,782,832       3,533,919
   Materials and supplies, at average cost          1,415,235       1,137,342
   Prepaid taxes                                    1,838,448       2,919,668
   Unrecovered gas cost                             1,213,773       1,991,736
   Prepaid insurance                                1,429,820         284,713
   Other                                              134,186         269,518
                                                  -----------     -----------

Total current assets                               18,872,518      29,978,201
                                                  -----------     -----------

OTHER ASSETS:
   Recoverable transition costs                       782,537         705,428
   Other                                              497,375         534,775
                                                  -----------     -----------

Total other assets                                  1,279,912       1,240,203
                                                  -----------     -----------

TOTAL ASSETS                                      $82,720,379     $92,399,536
                                                  ===========     ===========

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                         CAPITALIZATION AND LIABILITIES
                         ------------------------------

                                                     June 30,       December 31,
                                                       1997            1996
                                                   -----------      ------------
CAPITALIZATION:
   Shareholder's equity --
     Common stock, $1 par value, authorized        $ 7,223,403      $ 7,223,403
       14,000,000 shares, issued 7,223,403 and
       7,018,512 shares, respectively
     Paid in capital                                33,138,432       33,138,432
     Retained earnings                               5,183,826        4,126,765
     Treasury stock, 195,453 and
        165,123 shares respectively                 (1,880,993)      (1,662,178)
                                                   -----------      -----------

   TOTAL SHAREHOLDERS' EQUITY                       43,664,668       42,826,422

   Long-term debt                                    8,908,255       10,231,385
                                                   -----------      -----------

TOTAL CAPITALIZATION                                52,572,923       53,057,807
                                                   -----------      -----------

CURRENT LIABILITIES:
   Current maturities of long-term debt              2,384,484        1,344,863
   Short-term bank loans                             3,600,000        6,925,000
   Accounts payable                                  6,780,089       11,447,366
   Accrued income and other taxes                    3,071,793        5,178,706
   LIFO inventory reserve                              131,838               --
   Other                                             1,422,153        1,647,292
                                                   -----------      -----------

TOTAL CURRENT LIABILITIES                           17,390,357       26,543,227
                                                   -----------      -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Federal income taxes                              8,294,105        8,262,483
   Investment tax credits                              937,362          986,304
   Accrued transition costs                            990,554          914,828
   Health care and other                             2,535,078        2,634,887
                                                   -----------      -----------

TOTAL DEFFERED CREDITS AND OTHER LIABILITIES        12,757,099       12,798,502
                                                   -----------      -----------

TOTAL CAPITALIZATION AND LIABILITIES               $82,720,379      $92,399,536
                                                   ===========      ===========

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                      1997             1996
                                                                                  -----------      -----------
CASH FLOW FORM OPERATING ACTIVITIES:
   Net income                                                                     $ 1,901,789      $ 3,323,619
   Reconciliation of net income to net cash provided by operating activities:
        Depreciation, depletion and amortization                                    1,832,958        1,823,126
        Deferred income taxes                                                        (639,207)         518,922
        Other, net                                                                     11,288          (75,505)

   Changes in assets and liabilities:
      Short-term investments                                                        1,013,990        2,075,059
      Accounts receivable                                                           6,619,145        3,005,246
      Tax refund receivable                                                         1,400,000               --
      Gas in underground storage                                                      751,087        1,025,294
      Materials and supplies                                                         (277,893)        (163,568)
      Deferred gas cost                                                               777,963       (1,825,253)
      Accounts payable                                                             (4,667,277)          43,732
      Prepaid and accrued taxes                                                    (1,858,471)         923,287
      Other, net                                                                      418,463       (1,892,991)
                                                                                  -----------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    7,283,835        8,780,968
                                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (3,311,860)      (2,690,128)
   Net (salvage) proceeds from retirements                                             20,683           48,466
                                                                                  -----------      -----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                   (3,291,177)      (2,641,662)
                                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of shares for treasury                                                   (218,815)         (65,168)
   Proceeds from long-term debt                                                            --               --
   Payments of long-term debt                                                        (902,891)        (439,868)
   Net borrowings under short-term bank loans                                      (2,775,000)      (1,800,000)
   Dividends paid                                                                    (845,898)        (822,953)
                                                                                  -----------      -----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                                            (4,742,604)      (3,127,989)
                                                                                  -----------      -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                              (749,946)       3,011,317

Cash and cash equivalents at beginning of period                                      918,338          448,250
                                                                                  -----------      -----------

Cash and cash equivalents at end of period                                        $   168,392      $ 3,459,567
                                                                                  ===========      ===========

The accompanying notes are an integral part of these statements.

                           NATIONAL GAS & OIL COMPANY
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The accompanying consolidated balance sheet, related statement of cash flows and the comparative income statement have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at June 30, 1997 and 1996 have been included, and were normal recurring adjustments.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At June 30, 1997, gas in underground storage decreased 146,391 Mcf from December 31, 1996, due to the seasonal nature of the Company's business. That nature is injecting natural gas into underground storage in the summer and withdrawing the gas in the winter during high demand periods. The reserve for LIFO inventory of $131,838 is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

3. Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:

                                      Six months ended June 30,
                                   1997                        1996
                                   ----                        ----
   Income taxes                  $850,000                   $1,350,000
   Interest                      $672,776                     $724,877

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS

Consolidated Results
--------------------

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

                  Consolidated revenue of $12,531,000 in the second quarter of 1997 increased by 20 percent from second quarter 1996 consolidated revenue. The change in revenue can be attributed to increased sales by all business segments of the Company during the second quarter of 1997.

                  Net income in the second quarter of 1997 amounted to $196,000, a decrease of $283,000 or 59 percent from the second quarter of 1996. The decrease is directly associated with the gas marketing activities.

                  Net income per common share in the second quarter of 1997 was $.03 as compared to $.07 in the second quarter of 1996.

Gas Sales and Transportation
----------------------------

                  Operating revenues associated with this segment of the business increased by $1,004,000 or 23 percent in the second quarter of 1997 as compared to the second quarter of 1996. This increase is attributed to the increased volume of gas sold in the transportation segment for the second quarter.

                  Net income of the gas sales and transportation segment during the second quarter increased $11,000 as compared to net income in the second quarter of 1996.

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

                  Volumes of gas sold and transported to various customer classes for the second three months increased by 12 percent over the second three months of 1996.

                                         Three months ended June 30,
    Gas Throughput (Mcf)                 1997                     1996
    --------------------              ---------                ---------
    Gas sales:
       Industrial                        12,058                   10,469
       Residential                      407,314                  414,442
       Commercial                       149,422                  171,555
                                      ---------                ---------
            Subtotal                    568,794                  596,466
    Transportation                    1,812,469                1,534,231
                                      ---------                ---------
    Total                             2,381,263                2,130,697
                                      =========                =========

    Degree Days                          1997                     1996
    -----------                       ---------                ---------
    1st Quarter                           2,639                    3,281
    2nd Quarter                           3,462                    4,058
                                      ---------                ---------
    Total                                 6,101                    7,339
                                      =========                =========


                  Operation and maintenance expenditures have increased 8 percent during the second quarter as compared to the second quarter of 1996 primarily due to increased maintenance costs.


Oil and Gas Sales
-----------------

                  Operating revenues from the oil and gas sales segment increased $1,111,000 in the second quarter of 1997 as compared to the second quarter of 1996. The increase is due to increased gas marketing sales by NGO Development as a result of higher volumes sold. Operating expenses for this business segment have increased by 27 percent primarily due to higher purchased gas and maintenance expenses.

                  Net income of the oil and gas sales segment during the second quarter of 1997 decreased $280,000 as compared to net income with the second quarter of 1996.

General
-------

                  The second quarter 1997 increase in interest expense as compared to the second quarter 1996 is the result of increased short-term borrowing by National Gas and NGO Development.


Federal Income Taxes
--------------------

                  The change in federal income tax expense for the quarter reflects the changes in taxable income for the consolidated companies.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Capital Resources
-----------------

                  The primary sources and uses of cash during the six month period ending June 30, are summarized in the following condensed cash flow statement:

                                  Sources & Uses of Cash
                                                                 1997                1996
                                                             -----------         -----------
Provided by operating activities                             $ 7,283,835         $ 8,780,968
Capital expenditures, net of salvage                          (3,291,177)         (2,641,662)
Net borrowings under short term bank loans                    (3,677,891)         (2,239,868)
Purchase of shares for treasury                                 (218,815)            (65,168)
Common dividends                                                (845,898)           (822,953)
                                                             -----------         -----------
Net increase  (decrease) in cash and cash equivalents        $  (749,946)        $ 3,011,317
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

Capital Expenditures
--------------------

                  In the second quarter of 1997 the gas sales and transportation segment accounted for 82 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 18 percent which was primarily used for the development and/or completion of various interest in oil and gas wells.

                  Capital expenditures vary significantly by quarter. The Company estimates that normal capital expenditures in 1997 to support existing operations will be approximately $4,300,000. The construction and drilling programs are continually evaluated and actual expenditures may be more or less.


Financing and Liquidity
-----------------------

                  The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.

                  As of June 30, 1997, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $10,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.4375% to 8.50%. During the second quarter, the Company utilized these credit lines and as of June 30, 1997, $3,600,000 of short-term loans were outstanding. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will utilize its credit lines for additional funds during the third and fourth quarters of 1997.

                  Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit which expires in February 1998. Management expects to renew this line of credit in due course. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. NGO Development had $950,000 outstanding at December 31, 1996. As of June 30, 1997, NGO had loans of $1,500,000 outstanding.

Dividends
---------

                  The Company paid cash dividends of $845,898 and $822,953 during the six months ended June 30, 1997 and 1996, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.

Effects of Inflation
--------------------

                  All of the Company's long-term bank loans accrue interest at a fluctuating rate equal to either the bank's prime rate or to a rate tied to the London Interbank Offered Rate (LIBOR). Because of the fluctuating rate, the Company is exposed to increases in interest expense should rates increase due to inflation.

                           NATIONAL GAS & OIL COMPANY
                           --------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings.
               None.

Item 2.    Changes in Securities.
               None.

Item 3.    Default upon Senior Securities.
               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           The 1997 Annual Meeting of Shareholders was held on May 22, 1997, at Newark, Ohio. There were 6,254,987 shares (91.2%) represented at the meeting. The following persons were elected as Directors for a term of three years: James H. Cameron (6,223,013), M. Howard Petricoff (6,019,815) and William H. Sullivan (6,220,993).

           The shareholders further voted in favor of a motion to ratify the appointment of Price Waterhouse LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 1997. There were 6,191,208 (90.3%) votes cast in favor, 33,510 (0.5%)
           against and 28,111 (0.4%) abstaining.

Item 5.    Other Information.
               None.

Item 6.    Exhibits and Reports on Form 8-K.
               None.

                                                                      FORM 10-Q
                                                                  QUARTER ENDED
                                                                  JUNE 30, 1997
                                                                  -------------

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NATIONAL GAS & OIL COMPANY
                                          --------------------------
                                                 (Registrant)


Date:  August 12, 1997                    /s/ Patrick J. McGonagle
                                          -------------------------------
                                          Patrick J. McGonagle
                                          President and Chief Executive Officer


Date:  August 12, 1997                    /s/ Todd P. Ware
                                          -------------------------------
                                          Todd P. Ware
                                          Vice President and Chief Financial
                                          Officer