Form 10-Q
period 1997-09-30
NATIONAL GAS & OIL CO
filed 1997-11-12
CIK 355313

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended SEPTEMBER 30, 1997

                          Commission file number 1-8223
                        ---------------------------------



                           NATIONAL GAS & OIL COMPANY
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              OHIO                                       31-1004640
-------------------------------                   -------------------------
   (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                     IDENTIFICATION NO.)

      1500 GRANVILLE ROAD, NEWARK, OHIO                     43055
-------------------------------------------        ------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             (614) 344-2102
                                                               ----------------


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

            $1.00 Par Value - Common Stock         7,017,150 shares

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                                                                                 For the three months ended
                                                                                       September 30,
                                                                         -------------------------------------------
                                                                                 1997                  1996
                                                                         ---------------------  --------------------
          OPERATING REVENUES:
             Gas sales                                                         $    2,020,504        $    1,734,405
             Transportation                                                         1,168,741               827,194
             Oil and gas sales                                                      6,865,243             5,625,302
                                                                         ---------------------  --------------------
          TOTAL OPERATING REVENUES                                                 10,054,488             8,186,901
                                                                         ---------------------  --------------------

          OPERATING EXPENSES:
             Purchases gas - gas sales                                                625,171               741,279
             Purchased gas - oil and gas sales                                      5,707,543             4,292,722
             Operation and maintenance                                              2,304,916             2,243,676
             Depreciation, depletion and amortization                                 916,479               911,156
             Taxes other than income                                                  756,064               670,199
                                                                         ---------------------  --------------------
          TOTAL OPERATING EXPENSES                                                 10,310,173             8,859,032
                                                                         ---------------------  --------------------

          OPERATING INCOME                                                          (255,685)             (672,131)
                                                                         ---------------------  --------------------

          Other income                                                                 24,706               166,454
          Interest expense                                                            292,644               231,091
          Federal income taxes                                                      (230,255)             (300,890)
                                                                         ---------------------  --------------------

          NET INCOME                                                          $     (293,368)       $     (435,878)
                                                                         =====================  ====================

          Net income per share                                                        ($0.04)               ($0.06)
                                                                         =====================  ====================

          Average number of shares outstanding                                      7,017,150             7,057,280
                                                                         =====================  ====================

          Cash dividends per share                                                  $    0.06             $    0.06
                                                                         =====================  ====================


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

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                         -------------------------------------------
                                                                                1997                   1996
                                                                         --------------------   --------------------
OPERATING REVENUES:
   Gas sales                                                                   $  18,431,214          $  16,043,176
   Transportation                                                                  3,695,233              3,321,238
   Oil and gas sales                                                              24,061,652             22,215,354
                                                                         --------------------   --------------------
TOTAL OPERATING REVENUES                                                          46,188,099             41,579,768
                                                                         --------------------   --------------------

OPERATING EXPENSES:
   Purchases gas - gas sales                                                      10,390,364              7,663,627
   Purchased gas - oil and gas sales                                              20,533,825             17,657,724
   Operation and maintenance                                                       6,817,555              6,581,862
   Depreciation, depletion and amortization                                        2,749,437              2,734,282
   Taxes other than income                                                         2,769,980              2,557,806
                                                                         --------------------   --------------------
TOTAL OPERATING EXPENSES                                                          43,261,161             37,195,301
                                                                         --------------------   --------------------

OPERATING INCOME                                                                   2,926,938              4,384,467
                                                                         --------------------   --------------------

Other income                                                                         143,953                396,315
Interest expense                                                                     871,267                661,172
Federal income taxes                                                                 591,203              1,231,870
                                                                         --------------------   --------------------

NET INCOME                                                                    $    1,608,421         $    2,887,740
                                                                         ====================   ====================

Net income per share                                                               $    0.23              $    0.41
                                                                         ====================   ====================

Average number of shares outstanding                                               7,031,961              7,059,869
                                                                         ====================   ====================

Cash dividends per share                                                           $    0.06              $    0.06
                                                                         ====================   ====================


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

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                     ASSETS
                                     ------

                                                                               September 30,            December 31,
                                                                                   1997                     1996
                                                                          ------------------------  --------------------
PROPERTY, PLANT AND EQUIPMENT:
   Gas utility properties                                                            $ 69,632,453          $ 65,635,251
   Less-accumulated depreciation                                                       24,241,875            22,668,342
                                                                          ------------------------  --------------------
                                                                                       45,390,578            42,966,909

   Oil and gas properties, successful efforts                                          21,844,473            21,073,582
   Less-accumulated depreciation, depletion
       and amortization                                                                 9,273,075             8,247,143
                                                                          ------------------------  --------------------
                                                                                       12,571,398            12,826,439

   Other, net                                                                           5,180,424             5,387,784
                                                                          ------------------------  --------------------

Total property, plant and equipment                                                    63,142,400            61,181,132

CURRENT ASSETS:
   Cash and cash equivalents                                                               24,633               918,338
   Short-term investments                                                                 754,289             1,347,413
   Accounts receivable - net                                                            9,806,699            16,113,827
   Tax refund receivable                                                                   61,727             1,461,727
   Gas in underground storage                                                           5,170,120             3,533,919
   Materials and supplies, at average cost                                              1,419,055             1,137,342
   Prepaid taxes                                                                        1,158,630             2,919,668
   Unrecovered gas cost                                                                 2,845,753             1,991,736
   Prepaid insurance                                                                    2,167,801               284,713
   Other                                                                                   74,471               269,518
                                                                          ------------------------  --------------------

Total current assets                                                                   23,483,178            29,978,201
                                                                          ------------------------  --------------------

OTHER ASSETS:
   Recoverable transition costs                                                           821,092               705,428
   Other                                                                                  448,801               534,775
                                                                          ------------------------  --------------------

Total other assets                                                                      1,269,893             1,240,203
                                                                          ------------------------  --------------------

TOTAL ASSETS                                                                         $ 87,895,471          $ 92,399,536
                                                                          ========================  ====================

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                         CAPITALIZATION AND LIABILITIES
                         ------------------------------

                                                                             September 30,             December 31,
                                                                                 1997                      1996
                                                                         ----------------------  ---------------------
CAPITALIZATION:
   Shareholder's equity --
     Common stock, $1 par value, authorized                                       $  7,223,403           $  7,223,403
       14,000,000 shares, issued 7,223,403 and
       7,018,512 shares, respectively
     Paid in capital                                                                33,138,432             33,138,432
     Retained earnings                                                               4,469,429              4,126,765
     Treasury stock, 206,253 and
        165,123 shares respectively                                                (1,978,437)            (1,662,178)
                                                                         ----------------------  ---------------------

   Total shareholders' equity                                                       42,852,827             42,826,422

   Long-term debt                                                                    8,688,243             10,231,385
                                                                         ----------------------  ---------------------

Total capitalization                                                                51,541,070             53,057,807
                                                                         ----------------------  ---------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                              3,885,243              1,344,863
   Short-term bank loans                                                             8,000,000              6,925,000
   Accounts payable                                                                  6,656,490             11,447,366
   Accrued income and other taxes                                                    2,730,610              5,178,706
   LIFO inventory reserve                                                               92,298                    ---
   Other                                                                             1,332,205              1,647,292
                                                                         ----------------------  ---------------------

Total current liabilities                                                           22,696,846             26,543,227
                                                                         ----------------------  ---------------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Federal income taxes                                                              8,309,298              8,262,483
   Investment tax credits                                                              912,891                986,304
   Accrued transition costs                                                          1,039,357                914,828
   Health care and other                                                             3,396,009              2,634,887
                                                                         ----------------------  ---------------------

Total deferred credits and other liabilities                                        13,657,555             12,798,502
                                                                         ----------------------  ---------------------

TOTAL CAPITALIZATION AND LIABILITIES                                              $ 87,895,471           $ 92,399,536
                                                                         ======================  =====================

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                                        For the nine months ended
                                                                                              September 30,
                                                                                 ---------------------------------------
                                                                                        1997                1996
                                                                                 ------------------- -------------------
CASH FLOW FORM OPERATING ACTIVITIES:
   Net income                                                                          $  1,608,421        $  2,887,740
   Reconciliation of net income to net cash provided by operating activities:
        Depreciation, depletion and amortization                                          2,749,437           2,734,282
        Deferred income taxes                                                             (972,827)             962,920
        Other, net                                                                           18,121            (77,027)

   Changes in assets and liabilities:
      Short-term investments                                                                593,123           (635,705)
      Accounts receivable                                                                 6,307,128           3,810,933
      Tax refund receivable                                                               1,400,000                 ---
      Gas in underground storage                                                        (1,636,201)         (1,861,999)
      Materials and supplies                                                              (281,713)           (185,520)
      Deferred gas cost                                                                      91,751         (2,980,253)
      Accounts payable                                                                  (4,790,876)           (755,920)
      Prepaid and accrued taxes                                                         (2,618,239)         (1,915,255)
      Other, net                                                                          1,039,741             147,430
                                                                                 ------------------- -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 3,507,866           2,131,626
                                                                                 ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (4,840,186)         (4,229,036)
   Net (salvage) proceeds from retirements                                                   19,275              45,276
                                                                                 ------------------- -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (4,820,911)         (4,183,760)
                                                                                 ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of shares for treasury                                                        (316,260)            (74,494)
   Payments on long-term debt                                                           (1,123,643)           (660,009)
   Net borrowings under short-term bank loans                                             3,125,000           5,800,000
   Dividends paid                                                                       (1,265,757)         (1,234,096)
                                                                                 ------------------- -------------------
Net cash flow provided by (used in)
   financing activities                                                                     419,340           3,831,401
                                                                                 ------------------- -------------------
Net increase (decrease) in cash
   and cash equivalents                                                                   (893,705)           1,779,267

Cash and cash equivalents at beginning of year                                              918,339             448,250
                                                                                 ------------------- -------------------

Cash and cash equivalents at end of period                                                $  24,634        $  2,227,517
                                                                                 =================== ===================

The accompanying notes are an integral part of these statements.

                           NATIONAL GAS & OIL COMPANY
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The accompanying consolidated balance sheet, related statement of cash flows and the comparative income statement have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at September 30, 1997 and 1996 have been included, and were normal recurring adjustments.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At September 30, 1997, gas in underground storage increased 102,625 Mcf from December 31, 1996, due to the seasonal nature of the Company's business which involves injecting natural gas into underground storage in the summer and withdrawing the gas in the winter during high demand periods. The reserve for LIFO inventory of $92,298 is the difference between the cost assigned to these volumes and the LIFO cost of these volumes.

3. Supplemental Disclosures of Cash Flow Information Cash paid during the period for:


                                            Nine months ended September 30,
                                              1997                  1996
                                              ----                  ----

              Income taxes                    $967,729           $1,650,000
              Interest                      $1,009,643             $488,042

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

                  Consolidated revenue of $10,054,000 in the third quarter of 1997 increased by 23 percent from third quarter 1996 consolidated revenue. The change in revenue can be attributed to increased gas sales by National Gas due to higher gas prices during the third quarter of 1997.

                  Net loss in the third quarter of 1997 amounted to $293,000, as compared to a loss of $436,000 for the third quarter of 1996. The positive change is attributed to higher throughput to the residential and commercial gas sales customers for the quarter.

                  Net income per common share for the first nine months of 1997 was $.23 as compared to $.41 in the first nine months of 1996. Net loss per common share in the third quarter 1997 was $.04 as compared to a net loss of $.06 for the third quarter of 1996.

Gas Sales and Transportation
----------------------------

                  Operating revenues associated with this segment of the business increased by 14% for the first nine months of 1997 as compared to 1996 and 24% in the third quarter of 1997 as compared to the third quarter of 1996. This is due to an increase in the price of gas sold as a result of a higher gas cost, as well as an increase in the volume of gas sold in the gas sales segment.

                  Net income of the gas sales and transportation segment during the first nine months of 1997 decreased $579,000 as compared to net income in the first nine months of 1996.

                  The gas sales and transportation segment is regulated by the Public Utilities Commission of Ohio (PUCO). Every two years, the segment is audited to ensure compliance with the applicable PUCO tariffs and rules. The staff of the PUCO has issued an initial report suggesting that a National Gas refund of approximately two million dollars is owed its customers. National Gas believes no refunds are due. National Gas and the PUCO staff are presently working together to resolve the issues raised by the report. If these issues are not resolved, a hearing to determine the facts will be held at a later date with a decision to be made by the PUCO, subject to further appeal to the Ohio Supreme Court. At this time, management cannot determine the ultimate outcome of these proceedings; therefore, no accrual for potential refunds has been recorded.

                  Volumes of gas sold and transported to various customer classes for the third quarter increased 18 percent over the third quarter of 1996.


                                      Three months ended September 30,
    Gas Throughput (Mcf)                    1997              1996
    --------------------            ------------------- -----------------
    Gas sales:
       Industrial                                1,973             8,275
       Residential                             130,273           116,754
       Commercial                               52,587            52,125
                                    ------------------- -----------------
           Subtotal                            184,833           177,154
    Transportation                           1,777,335         1,491,803
                                    ------------------- -----------------
    Total                                    1,962,168         1,668,957
                                    =================== =================


                  Operation and maintenance expenditures have increased seven percent during the third quarter as compared to the third quarter of 1996 primarily due to increased maintenance costs.


Oil and Gas Sales
-----------------

                  Operating revenues from the oil and gas sales segment increased $1,240,000 in the third quarter of 1997 as compared to the third quarter of 1996. The increase is due to increased gas sales as a result of increased purchased gas expense. Purchased gas expense increased $1,415,000 in the third quarter of 1997 as compared to the third quarter 1996. Operating expenses for this business segment have increased by less than one percent.

                  Net income for the period decreased $627,000 primarily due to lower margins from gas marketing activity.

General
-------

                  The third quarter 1997 increase in interest expense as compared to the third quarter 1996 is the result of increased short-term borrowing by National Gas and NGO Development.

Federal Income Taxes
--------------------

                  The change in federal income tax expense for the quarter reflects the changes in taxable income for the consolidated companies.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Capital Resources
-----------------

                  The primary sources and uses of cash during the nine month period ending September 30, are summarized in the following condensed cash flow statement:


                             Sources & Uses of Cash

                                                                            1997                    1996
                                                                   -----------------------  ---------------------
Provided by operating activities                                             $  3,507,866           $  2,131,626
Capital expenditures, net of salvage                                          (4,820,911)            (4,183,760)
Net borrowings under short term bank loans                                      2,001,357              5,139,991
Purchase of shares for treasury                                                 (316,260)               (74,494)
Common dividends                                                              (1,265,757)            (1,234,096)
                                                                   -----------------------  ---------------------
Net increase  (decrease) in cash and cash equivalents                        $  (893,705)           $  1,779,267
                                                                   =======================  =====================


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

Capital Expenditures
--------------------

                  In the third quarter of 1997 the gas sales and transportation segment accounted for 83 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 17 percent which was primarily used for the development and/or completion of various interest in oil and gas wells.

                  Capital expenditures vary significantly by quarter. The Company has revised its estimate that normal capital expenditures in 1997 to support existing operations will be approximately $5,000,000. The construction and drilling programs are continually evaluated and actual expenditures may be more or less.

Financing and Liquidity
-----------------------

                  The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.

                  As of September 30, 1997, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $10,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.625% to 8.500%. During the third quarter, the Company utilized these credit lines and as of September 30, 1997, $8,000,000 of short-term loans were outstanding. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will utilize its credit lines for additional funds during the third and fourth quarters of 1997.

                  Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit which expires in February 1998. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. NGO Development had $950,000 outstanding at December 31, 1996. As of September 30, 1997, NGO had loans of $3,000,000 outstanding.


Dividends
---------

                  The Company paid cash dividends of $1,265,757 and $1,234,096 during the nine months ended September 30, 1997 and 1996, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.


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

Item 3.           Default upon Senior Securities.
                      None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                       None.

Item 5.           Other Information.
                      None.

Item 6.           Exhibits and Reports on Form 8-K.
                      None.

                                                                       FORM 10-Q
                                                                   QUARTER ENDED
                                                              SEPTEMBER 30, 1997
                                                              ------------------



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


                                        NATIONAL GAS & OIL COMPANY
                                        --------------------------
                                               (Registrant)




Date:  November 10, 1997             /s/ Todd P. Ware
                                     -------------------------------------------
                                     Todd P. Ware
                                     Vice President and Chief Financial Officer


Date:  November 10, 1997             /s/ Patrick D. McGonagle
                                     -------------------------------------------
                                     Patrick D. McGonagle
                                     Controller