Form 10-K405
period 1997-12-31
NATIONAL GAS & OIL CO
filed 1998-03-30
CIK 355313

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From________ to________

                          Commission file number 1-8223

                          _____________________________


                           NATIONAL GAS & OIL COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Ohio                                                  31-1004640
------------------------                                     -------------------
 (STATE OF INCORPORATION)                                     (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

    1500 Granville Road, Newark, Ohio                               43055
---------------------------------------                           ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

Registrant's telephone number, including area code              (740) 344-2102
                                                                ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                 WHICH REGISTERED
    -------------------                                 ----------------

Common Shares, $1 par value                        American Stock Exchange, Inc.
---------------------------                        -----------------------------

Securities registered pursuant to Section 12(g) of the Act: None


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (ss.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( X )

THE AGGREGATE MARKET VALUE OF THE VOTING SHARES HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 1, 1998 IS $64,933,043.

AS OF MARCH 1, 1998, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $1.00 PAR VALUE COMMON SHARES WAS 7,156,913 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this 10-K.

--------------------------------------------------------------------------------
Exhibit Index at Page                                                         49
--------------------------------------------------------------------------------

PART I

Item 1 - BUSINESS

                  National Gas & Oil Company (the Company) was organized under the laws of the State of Ohio on March 24, 1981, as a holding company. The Company derives substantially all of its revenues and earnings from the operating results of its subsidiaries.

                  The Company's subsidiaries are engaged in two principal businesses: gas sales and transportation, and oil and gas production and marketing. National Gas & Oil Corporation (National Gas) is a public utility engaged directly in the purchase, storage, distribution, sale and transportation of natural gas in a 12-county area in East Central and Southeastern Ohio. NGO Development Corporation (NGO Development) operates as an oil and gas production and development company within the Appalachian area. Producers Gas Sales, Inc. (Producers Gas) is a service company for the marketing of natural gas directly to end-use customers.

                  On March 25, 1998, the Company announced that it had created a new subsidiary, National Propane Corporation. The subsidiary will offer propane (an alternative energy source) to the residential, commercial and agricultural customers not presently on the utility pipeline system.

                  Total annual revenues during the periods 1995 through 1997 are set forth as follows:

                                         1997           1996            1995
                                     -----------     -----------     -----------
Gas sales and transportation (1)
   Industrial and off-system         $ 4,443,119     $ 2,909,491     $ 2,324,188
   Residential                        16,851,608      15,801,616      13,736,465
   Commercial                          5,710,561       5,993,482       5,302,480
   Transportation                      5,615,650       4,437,351       6,124,990
                                     -----------     -----------     -----------
       Subtotal                       32,620,938      29,141,940      27,488,123
Oil and gas sales (2)                 37,120,693      31,930,384      20,630,712
                                     -----------     -----------     -----------
Total operating revenues             $69,741,631     $61,072,324     $48,118,835
                                     ===========     ===========     ===========

                  Operating income during the periods 1995 through 1997 is set forth below.

                                         1997            1996            1995
                                      ----------      ----------      ----------
Gas sales and transportation (1)      $4,740,701      $4,322,025      $4,428,305
Oil and gas sales (2)                  1,076,117       1,722,523         792,409
                                      ----------      ----------      ----------
Total                                 $5,816,818      $6,044,548      $5,220,714
                                      ==========      ==========      ==========

 (1) Includes National Gas and Producers Gas.
 (2) Includes NGO Development.

   Gas throughput for the periods 1995 through 1997 is set forth on Page 14.

GAS SALES AND TRANSPORTATION
----------------------------

                  The Company's gas sales and transportation segment is comprised of National Gas, a public utility, and Producers Gas, a gas marketing company which sells gas to customers both on and off National Gas' pipeline system. Producers Gas aggregates supply to be delivered to end use customers by National Gas or other local distribution companies.

                  In 1997, approximately 68 percent of National Gas' throughput within its service territory was to industrial customers to whom National Gas is providing sales or transportation service. These industrial customers are engaged primarily in the manufacturing of aluminum products, ceramic products, fiberglass and steel, and use gas primarily for industrial processing purposes.

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

                  The sale and transportation of natural gas continued to be a competitive business in 1997, and is expected to become more competitive in the future. The factors affecting the level of competition include the continuation of ample gas supply, regulatory policies, and price competition between sellers and marketers of natural gas as well as between the use of natural gas and other sources of energy. Specifically, many of our industrial customers have alternate fuel capability.

                  In addition to its industrial sales and transportation services, National Gas supplies gas to approximately 25,800 residential and commercial customers in the Ohio cities of Newark, Heath, Caldwell, Buckeye Lake, Pataskala and Zanesville and in the surrounding area, including various small communities in Perry, Licking, Muskingum, Noble, Belmont, Washington and Meigs Counties. Gas sold to these residential and commercial customers is primarily used for heating purposes and is directly affected by the seasonal nature of this type of service.

                  The base rates charged to residential and commercial customers by National Gas are based on local rate ordinances negotiated and signed in 1993 with the Ohio cities or villages of Batesville, Buckeye Lake, Caldwell, Crooksville, Dexter City, Glenford, Granville, Gratiot, Hanover, Heath, Hebron, Macksburg, Newark, Pataskala, Philo, Roseville, Zanesville, Racine, Rutland and Syracuse, and include rates to their contiguous areas and rural areas in Fairfield, Licking, Muskingum, Perry, Noble, Belmont, Washington and Meigs Counties. The cost of gas charged to these customers is based upon the gas cost recovery (GCR) mechanism administered by the Public Utilities Commission of Ohio
(PUCO).

                  Columbia Gas of Ohio (Columbia), a large distribution company headquartered in Columbus, Ohio, also sells gas in Newark, Caldwell, Pataskala and Zanesville. National Gas and Columbia have residential and commercial customers in contiguous areas in and around Newark and Caldwell, but neither, with few exceptions, has a distribution system in an area served by the other. Either National Gas or Columbia, or both could serve a majority of the industrial customers.

                  National Gas and Columbia are in competition with each other and the same electric company, American Electric Power Company for heating, air conditioning and other domestic and commercial uses. In the State of Ohio there are no exclusive franchises granted to natural gas distribution companies. National Gas relies upon its ability to react quickly to customer's needs, and has the added benefit of local storage fields, which serve to enhance the Company's competitive position. Columbia has no storage of its own, however, it can contract for this service. Additionally, National's access to local Ohio production through a gathering system provides gas supply and marketing flexibility. Columbia has similar access. National Gas has a history of providing reliable service to the customers in its service area.

                  During the winter of 1996-1997, Columbia gas tested a pilot program for residential and commercial open access. The program enabled a limited number of gas marketers to operate on their system in the Toledo, Ohio area. Upon successful completion of the program, Columbia Gas announced that it would be extending this program throughout the state. During the winter of 1997-98, East Ohio Gas, a large distribution company headquartered in Cleveland, also initiated a customer choice program. At the present time, National Gas has no plans of offering a customer choice program, however, in the future the Company may choose to render a similar program.

                  National Gas has contracted for pipeline capacity with Texas Eastern Transmission Corporation (Texas Eastern), Tennessee Gas Pipeline Company (Tennessee), Columbia Gas Transmission Corporation (Columbia Transmission) and CNG Transmission Corporation (CNG) to transport a substantial portion of its gas at rates which are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). All of National Gas' interstate pipeline suppliers have restructured their operations to comply with FERC Order 636, which dictated the unbundling of gas supply and transportation services provided by the interstate pipelines.

                  As a part of the restructuring to comply with FERC Order 636, the FERC has authorized the recovery of prudently incurred transition costs by the interstate pipeline companies. As of December 31, 1997, National Gas has paid approximately $2,103,000 to its interstate pipeline suppliers for transition costs. Approximately $1,088,000 remains to be paid over the next six years and, accordingly, has been accrued. National Gas has received authorization from the PUCO to recover 79 percent of those transition costs from its rate-regulated customers through the GCR mechanism and 21 percent from its transportation customers via a transition cost surcharge. The majority of transition costs that have been paid and allocated to the rate-regulated customers have been collected.

                  A summary of the contracts between National Gas and its interstate suppliers follows:

                                                                                                  Maximum Daily
       Supplier             Rate Schedule         Contracted Date        Termination Date         Quantity (Dth)
--------------------------------------------------------------------------------------------------------------------
Texas Eastern                    FT-1                11/10/95                10/31/12                 15,275
Texas Eastern                    SS-I                11/01/89                10/31/99                  3,380
CNG                              GSS                 04/12/90                04/15/00                  2,500
Tennessee                        FT-G                09/01/85                11/01/00                  1,479
Columbia Trans.                  GTS                 11/01/88                11/01/00                  3,830

                  During 1997, National Gas transported 62 percent of its total gas purchased for resale or transportation from the four interstate pipeline companies detailed above. National Gas acquired the remaining 38 percent of its supply requirements from independent Ohio producers.

                  Additionally, National Gas utilizes its gas storage fields and contract storage to satisfy peak on-system loads during the heating season and markets excess storage capacity to off-system customers. Consequently, excess gas is purchased during the summer months, when prices may be lower, and utilized during the winter months. During fiscal year 1997, approximately 2,055,000 Mcf was injected into underground storage and approximately 2,125,000 Mcf were withdrawn.

                  In 1997, National Gas connected 940 new residential and commercial customers which represents a 23 percent increase from 1996. In addition, National Gas continued to evaluate the local Ohio gas gathering system in an effort to assure an adequate supply of gas, as well as maintain it's cost efficiency for all of its current and prospective customers. During 1997, National Gas abandoned 73 miles of uneconomic gathering systems.

                  Capital expenditures for National Gas during 1997 were approximately $5,613,000, which included normal system expansion and replacements, as well as storage field enhancements. Capital expenditures in 1998 are expected to be approximately $3,700,000 to support existing operations and the replacement of selected current facilities and lines.

                  National Gas is subject to the jurisdiction of the PUCO with respect to certain rates, accounts, service, issuance of securities, safety and certain other matters. In the event of certain declared national or state emergencies, National Gas' gas supplies may also be subject to further regulation by federal and state agencies and officials.

                  Although there were no sales to individual customers in excess of 10 percent of operating revenues during the period 1995 through 1997, one customer comprised 16 percent of total system throughput in 1997. However, National Gas is dependent upon several industrial customers for a significant portion of its throughput. Approximately 30 percent of the total throughput results from serving five major industrial customers which operate in different industries. This customer concentration has remained relatively constant since 1991. Competition with other natural gas utilities, fuel oil, propane, and electric utilities for these end users is intense.

                  As reflected in the quarterly information in the notes to the consolidated financial statements, operating revenues and net income of National Gas are seasonal in nature. While industrial throughput is relatively constant, gas sold to residential and commercial customers for heating purposes reflects variations in weather conditions.


OIL AND GAS SALES
-----------------

                  The oil and gas sales segment is comprised of NGO Development, an oil and gas exploration, production, development and marketing company operating in the Appalachian Basin. NGO Development maintains working interest ownership's ranging from 100 percent to three percent in 633 producing wells. The oil and gas produced from these wells is sold to crude oil and natural gas purchasers in the Appalachian Basin, as well as to end-use customers. Oil and gas production is relatively constant throughout the year. Associated revenues and net income fluctuate based upon changes in oil and gas prices. NGO Development is in competition with many other Appalachian Basin exploration, production and development companies for new oil and gas reserves and undeveloped acreage.

                  In addition to oil and gas exploration and production, NGO Development is active in marketing gas it produces and gas it purchases from third parties. This marketing activity decreased in 1995, but was back up in 1996 and continued to increase in 1997 due to larger volumes of throughput. NGO Development is in competition for new customers with many other gas producing and marketing companies, as well as local distribution companies. A marketing office was established in the Cleveland area in 1996, thus allowing NGO Development to access potential customers in the northeastern region of Ohio.

                  In 1997, capital expenditures were approximately $756,000 covering the purchase, development and/or completion of various interests in oil and gas wells and for additions to its gas gathering facilities. In 1998, NGO Development expects to incur capital expenditures for oil and gas operations totaling approximately $894,000.


================================================================================
                 At December 31, 1997, the Company's operating subsidiaries had 131 full-time active employees.

                  For financial information regarding industry segments, see
Note 9 of the notes to consolidated financial statements.
================================================================================

EXECUTIVE OFFICERS OF REGISTRANT

                                                              Family                  Office Held as of
Name                                    Birthdate     Age     Relationship            December 31, 1997
----                                    ---------     ---     -------------------     -----------------
William H. Sullivan, Jr.                10/21/38      59      None                    Chairman of the Board


Patrick J. McGonagle                    07/08/54      43      None                    President and Chief
                                                                                      Executive Officer

Todd P. Ware                            08/22/65      32      None                    Vice President, Chief
                                                                                      Financial Officer and
                                                                                      Secretary

Karl R. Bletzacker                      03/24/56      42      None                    Vice President


Patrick D. McGonagle                    10/09/67      30      None                    Controller





                  All executive officers except Mr. Bletzacker hold similar positions with National Gas, NGO Development and Producers Gas.

                  William H. Sullivan was elected as Chairman of the Board in May 1995, after having served as a Director of the Company since 1978. Patrick
J. McGonagle was elected to the position of President and Chief Executive Officer in February 1993. Previously, Mr. McGonagle held the position of Vice President and General Counsel since May 1988. Todd P. Ware was elected to the position of Vice President and Chief Financial Officer in July 1996. Previously, Mr. Ware had joined National's subsidiary, NGO Development Corp. in August 1993 and served as Accounting Manager. In July 1997 after twenty-five years of dedicated service Mr. John B. Denison retired as Vice President and Secretary. At that time Mr. Ware assumed the duties of Secretary. Karl R. Bletzacker was elected to the position of Vice President in November 1996. Previously, Mr. Bletzacker had joined National Gas & Oil Corporation, a subsidiary of the Company, in January 1992, as the Manager of Gas Acquisition and Marketing. Patrick D. McGonagle was elected to the position of Controller in May 1997. Previously, Mr. McGonagle had joined National Gas & Oil Corporation, a subsidiary of the Company, in July 1992, as Tax Manager.

Item 2 - PROPERTIES

                  National Gas owns and operates a system consisting of 1,319 miles of distribution, transmission and gathering mains, ranging in size from one inch to 16 inches in diameter. The mains are located on easements or private rights-of-way. In addition, the Company owns and operates five gathering compressor stations consisting of 1,597 brake horsepower. Four of these compressor stations are situated on lands totaling 19.27 acres owned by National Gas.

                  Complementing the above pipeline and compressor station facilities, National Gas also owns and operates three underground natural gas storage fields. These fields have a combined estimated reservoir capacity of 6,373,000 Mcf, and consist of 53 wells and seven compressors, totaling 3,155 brake horsepower. The majority of the subsurface rights are held by lease with
955.39 acres held in fee. National Gas owns and operates a natural gas processing and liquids extraction facility located on 4.57 acres held in fee. This facility has a capacity of 6 mmcf per day and includes an 800 brake horsepower compressor, processing skid, and two liquids storage tanks.

                  National Gas owns warehouses, garages, offices, shops and various metering and regulating buildings in its operating area. These facilities are located on 35.42 acres. The corporate headquarters are located in a 20,000 square foot building which is owned by the Company and is located in Newark, Ohio. In addition, the Company also leases to an unrelated third party a warehouse, office, and meter shop buildings that it owns in Zanesville, Ohio.

                  The Company's investment in its natural gas system is considered suitable to do all things necessary to bring gas to the consumer. As is typical in the industry, National Gas provides for an ongoing maintenance and replacement program.

                  The oil and gas properties consist of 633 gross and 333 net producing wells as of December 31, 1997. Nearly all wells are combination wells producing both oil and gas. Additionally, NGO Development has leasehold acreage at December 31, 1997, as follows:

                                                Gross              Net
                                                -----              ---
            Developed acreage                  92,892           90,781
            Undeveloped acreage                19,664           18,684

                  The following table summarizes the average selling prices for oil and gas, the average production cost per equivalent Mcf (one barrel of oil equals six Mcf), and the average daily oil and gas production for the period 1995 through 1997:

                                                            1997              1996              1995
                                                            ----              ----              ----
Average sales price per Mcf                               $ 3.67            $ 3.22            $ 2.96
Average sales price per barrel                            $18.15            $20.10            $16.66
Average production cost per equivalent Mcf                $ 0.47            $ 0.35            $ 0.31
Average daily production of gas (Mcf)                      2,315             2,633             2,902
Average daily production of oil (barrels)                     84               100               110

                  NGO Development participated in the drilling of wells as follows:

                                   Exploratory Wells                            Developmental Wells
                    ------------------------------------------------ -------------------------------------------
                          Completed          Dry         Total           Completed        Dry        Total
                          ---------          ---         -----           ---------        ---        -----
               1997           8               8            16                3             0            3
               1996           8               8            16                1             0            1
               1995           6               4            10                9             1           10

Item 3 - LEGAL PROCEEDINGS

                  The Company and its subsidiaries are not parties at this time to any legal proceedings, which are expected to have a material effect on the consolidated financial position, results of operations or liquidity of the Company.


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Registrant's $1.00 par value common shares are traded on the American Stock Exchange (Symbol NLG). The sales prices traded on the American Stock Exchange are stated below:

                                                          Sales Prices
                                             ----------------------------------------
              1997                                   High                Low
-----------------------------------          ----------------------------------------
First quarter                                         9-1/4             8-7/8
Second quarter                                        9-1/16            7-3/16
Third quarter                                        12                 8-3/4
October 1 through November 28                        13-3/4            10-7/8
November 29 through December 31                      12-1/4            11-1/16
   after 2 % stock dividend


                                                         Sales Prices
                                             ----------------------------------------
              1996                                  High                Low
-----------------------------------          ----------------------------------------
First quarter                                        10                 9-1/8
Second quarter                                       10-1/4             8-7/16
Third quarter                                        10-1/4             9-1/16
October 1 through November 27                        10-1/8             8-7/8
November 28 through December 31                       9-1/2             8-11/16
   after 3 % stock dividend

                  At March 1, 1998, there were 1,492 equity shareholders of record of the Company's $1.00 par value common shares. Of the total shares outstanding, approximately 100,302, or 1.4 percent, were held by the Company's employee benefit plans. Dividends in the amount of $0.06 per share were paid quarterly for all of 1996 and 1997.
A two percent stock dividend was issued in December 1997.

                  The Company's Board of Directors establishes dividend policy. The Board's decision takes into consideration covenants included in loan agreements, results of operations and retained earnings of the Company.
There are no restrictions on the payment of dividends.

Item 6 - SELECTED FINANCIAL DATA
         (In thousands, except for per share data)

                                        1997        1996        1995        1994        1993
                                    ----------------------------------------------------------
Total operating revenue               $69,742     $61,072     $48,119     $61,723     $46,683
Income from continuing operations     $ 3,512     $ 3,920     $ 3,230     $ 3,489     $ 2,072
Net income                            $ 3,512     $ 3,920     $ 3,230     $ 3,489     $ 2,072
Net income per share (1)              $  0.49     $  0.54     $  0.45     $  0.48     $  0.29
Total assets                          $97,122     $92,400     $79,430     $80,620     $77,897
Long-term obligations                 $11,040     $10,231     $11,079     $12,956     $ 9,002
Cash dividends per share (1)          $  0.24     $  0.23     $  0.23     $  0.23     $  0.22

(1) Based upon the average number of shares outstanding of 7,167,996 in 1997, 7,198,560 in 1996, and 7,205,243 in the years 1995, 1994, and 1993. These shares were adjusted for the two percent stock dividend in December 1997.



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

                  Consolidated revenue of $69,741,631 in 1997 increased 14 percent from 1996, and consolidated revenue of $61,072,324 in 1996 increased 27 percent from 1995 consolidated revenue. The increase in 1997 revenue over 1996 is primarily due to higher gas prices and increased revenues on the gas marketing segment. The increase in 1996 revenue over 1995 is primarily due to increased gas marketing activity and higher gas prices.

                  Purchased gas expense increased from 1997 to 1996 and increased from 1996 to 1995 as a result of changes in gas sales activities. Interest expense has increased each year since 1994 as a result of additional borrowings to maintain working capital requirements and upgrade storage facilities for National Gas; to finance the acquisition of NGO Development and its capital construction programs; and to finance the construction of the pipeline to the American Electric Power Company's electric generating plant that originated in 1994 and was completed in 1995.

                  Net income amounted to $3,511,746 in 1997, a decrease of $407,893 from 1996. The 10 percent decrease was due to decreased income in all business segments, but primarily with the Oil and Gas sales segment where the gas marketing activity was down, gas prices were higher and interest expense was higher. In 1996, net income was up $689,269, or 21 percent, from 1995 which was attributable to all business segments, but primarily the Oil and Gas sales segment.

                  Net income per common share in 1997 was $.49, as compared to net income per common share in 1996 of $.54, and in 1995 of $.45. All per share amounts have been restated to reflect the two percent stock dividend in December 1997.


Financial Information by Business Segment
-----------------------------------------

                  The following tables compare operating revenues, operating income before federal income taxes and gas throughput for the last three years.

Operating Revenues                        1997                 1996                1995
------------------                    -----------          -----------          -----------
Gas sales and transportation
   Industrial and off-system          $ 4,443,119          $ 2,909,491          $ 2,324,188
   Residential                         16,851,608           15,801,618           13,736,465
   Commercial                           5,710,561            5,993,482            5,302,480
   Transportation                       5,615,650            4,437,351            6,124,990
                                      -----------          -----------          -----------
       Subtotal                       $32,620,938          $29,141,942          $27,488,123
Oil and gas sales                      37,120,693           31,930,382           20,630,712
                                      -----------          -----------          -----------
Total operating revenues              $69,741,631          $61,072,324          $48,118,835
                                      ===========          ===========          ===========


Operating Income
----------------                          1997                 1996                1995
                                       ----------          -----------          -----------
Gas sales and transportation           $4,740,701           $4,322,025           $4,428,305
Oil and gas sales                       1,076,117            1,722,523              792,409
                                       ----------           ----------           ----------
Total operating income before
   federal income taxes                $5,816,818           $6,044,548           $5,220,714
                                       ==========           ==========           ==========

Gas Throughput (Mcf)             1997                1996                1995
-------------------           ----------          ----------          ----------
Gas sales:
   Industrial                     61,962              71,723              76,025
   Residential                 2,102,265           2,255,477           1,984,301
   Commercial                    781,546             942,572             845,353
   Off-system                  1,180,167             933,337           1,106,814
                              ----------          ----------          ----------
       Subtotal                4,125,940           4,203,109           4,012,493
Transportation                 5,875,431           5,710,779           5,616,703
Oil and gas sales             12,125,386          11,184,301           9,489,180
                              ----------          ----------          ----------
Total                         22,126,757          21,098,189          19,118,376
                              ==========          ==========          ==========

Gas Sales and Transportation
----------------------------

                  Operating revenues associated with this segment of the business increased by 12 percent in 1997, primarily as a result of an increase in the cost of gas for all customers, while the volume to all customers on the whole demonstrated a slight increase. Changes in the level of over and under recovery of gas costs affect residential and commercial customer operating revenues because under the Gas Cost Recovery (GCR) mechanism established by the PUCO, such over or under recovery of purchased gas costs is reflected in the computation of future billings to customers. Amounts collected through the GCR mechanism are subject to annual review by the PUCO. In 1997, significant increases in gas costs increased both revenues and amounts deferred for future recovery.

                  In 1998, the PUCO will finalize a two year management audit for the period September 1994 through August 1996 of the Company's gas procurement practices. In 1997, the staff of the PUCO issued an initial report suggesting that National Gas refund approximately two million dollars to its customers. The Company believes no refunds are due. National Gas and the PUCO staff are presently working together to resolve the issues raised by the report. If these issues are not resolved, a hearing to determine the facts will be held at a later date with a decision to be made by an Administrative Law Judge, subject to further appeal to the Ohio Supreme Court. At this time, management cannot determine the ultimate outcome of these proceedings. Any amounts ultimately disallowed may reduce earnings in the year a final order is issued and agreed upon.

                  A portion of the Company's gas throughput is affected by weather. Annual degree days, which measure the effect of weather, were as follows:

                                                              1997             1996             1995
                                                              ----             ----             ----
Actual                                                       5,723             6,227            6,742
30 year average                                              6,161             6,163            6,162

% Colder(warmer) than average                                   (7)%               1%               9%
% Colder(warmer) than prior year                                (8)%              (8)%              4%

Rank in the last 30 years with 1 being the coldest              26                13                1

The 30-year high of 6,742 was in 1995; the 30-year low of 5,392 was is 1973.

                  The portion of gas throughput that is affected by weather will also be impacted during the first quarter of 1998. The projected degree days for the first quarter of 1998 is 2,257 compared to 2,639 for the same period of 1997, and the projected 30 year average of 3,021. This 25 percent reduction in degree days from the average will have an adverse impact on first quarter 1998 earnings.

                  Depreciation expense decreased by approximately $1,190,000 in 1997 as a result of revisions to certain estimates regarding the depreciation of cushion gas.

                  In 1997, the Company identified that approximately 500,000 mcf of gas had migrated, primarily in prior years, from one storage field. The Company took a charge of approximately $900,000 in 1997 to record the migration loss. The Company has implemented plans to reduce the ongoing rate of migration loss from this field.

                  Operating income of the gas sales and transportation segment increased $418,676 in 1997 after decreasing $106,280 in 1996. The increase in 1997 is primarily attributed to increased margins earned on the residential/commercial and transportation customer classes, while the decrease in 1996 was attributed to volume and margin changes. The changes in gross margin for each on-system customer class of National Gas during 1997 was affected by volume and price as follows:

                                          Volume              Price                Total
                                        ---------           ----------          -----------
      Industrial                        ($ 10,994)          $    1,262          ($    9,732)
      Residential / Commercial          ($938,849)          $  217,560          ($  721,289)
      Transportation                    $ 117,599           $  921,550          $ 1,039,149
                                        =========           ==========          ===========
      Total                             ($832,244)          $1,140,372          $   308,128
                                        =========           ==========          ===========

                  In order to protect transportation margins, the Company utilizes a hedging program whereby gas futures and gas price swap contracts are purchased to hedge against rising prices of gas which is allocated to fixed price transportation customers. The Company has partially reduced the risk it faced in a market of rising gas prices.

                  Gas sales to industrial customers decreased by 9,761 Mcf in 1997 after decreasing by 4,302 in 1996. In 1997 off-system throughput by the gas sales segment increased after decreasing in 1996. Residential and commercial throughput decreased approximately 10 percent in 1997 after having increased by approximately 13 percent in 1996. Transportation throughput increased by three percent in 1997 after increasing by one percent in 1996.

                  The increase in purchased gas expense of 28 percent in 1997 was primarily the result of the increase in the cost of gas and a slight increase in sales volume. The increase in purchased gas expense of 12 percent in 1996 resulted primarily from the increase in sales volume and increase in the cost of gas.

                  The Company utilizes its resources to take advantage of the seasonal nature of natural gas pricing. Spot market purchasing is accomplished when possible, and the Company's storage facilities are utilized not only to satisfy peak demand, but to facilitate the seasonal nature of spot market purchasing.

Oil and Gas Sales
-----------------

                  Operating revenues from the oil and gas sales segment in 1997 increased to $37,120,693 due to the increased gas marketing activity and higher gas prices. Gas marketing contributed approximately 80 percent of the total revenue for this business segment in 1997.

                  NGO Development's gas marketing activity generally consists of selling gas to off-system customers in a highly competitive environment. Unit margins on these off-system sales are relatively low when compared to unit margins on sales to on-system customers in the Gas Sales and Transportation segments.

                  Operating income from the oil and gas sales segment in 1997 amounted to $1,076,117, a decrease of $646,406 from income in 1996 of $1,722,523. Operating income in 1996 represented a $930,114 increase from income in 1995 of $792,409. The decrease in operating income in 1997 is primarily the result of decreased gas marketing activity, and higher gas prices, while the increase in 1996 is the result of increased oil production, increased gas marketing activity and higher gas prices. Gas marketing activity contributed approximately 57 percent of the total income for this business segment in 1997.

                  The Company is subject to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the Company to compare future cash flows from its oil and gas properties to the carrying value of such properties. At December 31, 1997, future cash flows (undiscounted and without interest) of approximately $12.2 million exceeded the carrying value by approximately $1.2 million. Changes in projected future cash flows, caused by changing market prices which the Company is unable to control, could cause the Company to have an impairment loss in the future and such loss could be material because it would be determined based on the discounted future flows not the gross undiscounted cash flows as outlined above.

General
-------

                  The five percent increase in operating and maintenance expenses were mostly attributed to the gas sales and transportation segment. The increase was due to additional expense in the extraction, gathering and storage areas in order to improve or maintain existing structures. Additionally, legal expense increased substantially due to the PUCO management performance audit.

                  Real estate and personal property taxes for the gas sales and transportation segment increased in 1997 because of increases in utility property and in property tax rates. Gross receipts tax applicable to public utilities is based on revenues, and accordingly, such taxes increased in 1997. Overall, taxes other than income taxes increased $230,819 and $97,109 in 1997 and 1996, respectively.

Propane Sales
-------------

                  Management projects that the new subsidiary will obtain 250 new customers in the first year of operation. These additional revenues and related capital expenditures will have no material effect on the consolidated results in 1998.

Retirement Income Plan
----------------------

                  The fair value of the plan assets decreased approximately $165,000 in 1997 as a result of benefits paid for two retirements during the year.

Federal Income Taxes
--------------------

                  The change in federal income tax expense in the three-year period directly reflects the changes in income for the consolidated companies.



CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Capital Resources
-----------------

                  The primary sources and uses of cash during the last three years are summarized in the following condensed cash flow statement: ($000)

                             Sources & Uses of Cash

                                                                1997              1996              1995
                                                               -------           -------           -------
Provided by operating activities                               $ 2,117           $ 2,273           $ 9,319
Capital expenditures, net of salvage                            (6,207)           (5,235)           (4,958)
Net proceeds from (payments on) long-term debt                  (1,274)             (380)           (1,877)
Net borrowings under short-term bank loans                       6,850             5,575            (1,700)
Purchase of shares for treasury                                   (316)             (111)                0
Common dividends paid                                           (1,692)           (1,652)           (1,606)
                                                               -------           -------           -------
Net increase  (decrease) in cash and cash equivalents            ($522)          $   470             ($822)
                                                               =======           =======           =======

                  Cash provided by operating activities consists of net income and noncash items including depreciation, depletion, amortization and deferred income taxes. Changes in working capital are also included in cash provided by operating activities. In 1997, cash flows from operating activities declined because of a $1.0 million increase in recoverable gas costs. In addition, short-term borrowings remained at a high level due to storage agreements. The agreement requires the Company to purchase 1 bcf of gas in the summer, which is sold in the winter period ending March 31. In 1997, cash was utilized to maintain gas futures contracts and due to the warmer than normal fourth quarter, cash flows from the residential and commercial customers was less than anticipated.

                  The Company expects that internally generated cash and cash reserves will continue to be sufficient to satisfy approximately 90 percent of the operating, normal capital expenditure and dividend requirements of the Company's existing operations in the near future. The remaining requirements will be satisfied by seasonal short-term borrowings or other forms of long-term debt.

Capital Expenditures
--------------------

                  Capital expenditures by business segment for each of the three years are presented in the following table: ($000)

                                       1997            1996            1995
                                      ------          ------          ------
Gas sales and transportation          $5,613          $4,833          $4,490
Oil and gas sales                        756             639             372
                                      ------          ------          ------
                                      $6,369          $5,472          $4,862
                                      ======          ======          ======

                  In 1997, the gas sales and transportation segment accounted for 88 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems, and the upgrading of storage fields. The oil and gas sales segment accounted for 12 percent of total capital expenditures which were primarily used for the purchase, development and/or completion of various interests in oil and gas wells and for additions to the production company's gas gathering facilities.

                  The Company estimates that normal capital expenditures in 1998 will be approximately $3.7 million. The construction program is continually evaluated and actual expenditures may be more or less.

                  The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.


Financing and Liquidity
-----------------------

                  In March 1994, National Gas issued $6 million of Senior Unsecured Notes in a private placement to a qualified investor. The proceeds were used to fund capital projects in 1994, 1995 and 1996. The notes bear a fixed interest rate of 6.63 percent and have a maturity of 15 years and an average life of nine years. The notes carry a 100 percent guaranty by the Company. Annual principal payments of $461,000 commenced in March 1997 and are funded from normal operations.

                  In February 1993, the Company, and all of its subsidiaries except National Gas, entered into a $3 million revolving line of credit for a term of three years. During 1997, the Company extended the term of this instrument for an additional year. The committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. During 1997, NGO Development utilized this credit line and $3,000,000 remained outstanding as of December 31, 1997.

                  In September 1992, the Company entered into a 15-year mortgage note to finance construction of additional office facilities to replace leased facilities and to remodel existing facilities. The mortgage is secured by the Company's Granville Road property. The maximum amount drawn on the note during 1993 was $700,000, and $558,000 remained outstanding as of December 31, 1997.

                  In October 1991, the Company entered into a $8.5 million bank loan in conjunction with the acquisition of NGO Development. This loan was originally scheduled to mature in October 1996. During 1995, the Company extended the term of this loan for an additional five years. The loan requires monthly principal payments of $70,833 with the final installment due in October 2001. As of December 31, 1997, $3,188,000 remained outstanding on this note.

                  As of December 31, 1997, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $10 million, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested. During 1997, the Company utilized these credit lines and as of December 31, 1997, a short-term draw of $11,725,000 remained outstanding.

                  During December 1997, it was necessary to exceed the upper limit of short-term borrowings due to the unseasonably warm winter. The warm weather had caused a delay in normal cash inflows from residential and commercial customers. Management used the additional credit lines for working capital needs through the first quarter of 1998. By March 1, 1998, the short-term borrowings were less than the upper limit imposed by the Board of Directors.

                  The Company is not aware of any material events or uncertainties, which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.

                  The Company is engaged in certain natural gas and oil futures contracts as a means of hedging a portion of the market risk associated with fluctuations in the market price of natural gas and crude oil. As of December 31, 1997, the Company and its subsidiaries had approximately $2,451,000 invested in 227 open contracts with a contracted value of approximately $13,817,000. The fair market value of these investments at December 31, 1997, was approximately $13,592,000. Gains or losses on these investments are offset by increases or decreases in their cost thereby reducing the market risk of fluctuating prices.

Dividends
---------

                  The Company paid total cash dividends of $1,692,116, $1,651,567, and $1,606,313 in 1997, 1996 and 1995 respectively. Additionally, the Company issued a two percent stock dividend in 1997 and a three percent stock dividend in 1996 and 1995. Presently, there are no restrictions on the payment of dividends. The Company's Board of Directors establishes dividend policy. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.

Effects of Inflation
--------------------

                  The $8.5 million bank loan entered into in October 1991 and the $3 million revolver entered into in February 1993, accrue interest at a fluctuating rate equal to either the bank's prime rate or to the London Interbank Offered Rate (LIBOR). Because of the fluctuating rate, the Company is exposed to increases in interest expense should rates increase due to inflation. This same interest expense risk is present with the $700,000 mortgage note, which accrues interest at the prime rate.

                  Although the rate of inflation has been relatively low over the past few years, and thus has benefited both the Company and its customers, the Company's operations remain sensitive to increases in the rate of inflation because of the capital-intensive and regulated nature of its major operating segment.

Year 2000
---------

                  The Company is working with a software developer in designing a utility-based software package, which will among other things be compliant with the year 2000. Management currently does not anticipate a business interruption or adverse impact relating to the year 2000 issue.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS                                         PAGE
     -----------------------------                                         ----

Management's Statement of Responsibility for
  Financial Reporting and Accounting                                         25

Report of Independent Accountants                                            26

Consolidated Statement of Income for each of the
  three years in the period ended December 31, 1997                          27

Consolidated Balance Sheet at December 31, 1997
  and 1996                                                                28-29

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1997                          30

Consolidated Statement of Common Shareholders' Equity
  for each of the three years in the period ended
  December 31, 1997                                                          31

Notes to Consolidated Financial Statements                                32-48


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

PART III

                  The information called for by PART III is incorporated by reference from the Registrant's definitive proxy statement relating to the Company's annual meeting of shareholders to be held May 21, 1998 (the "definitive proxy statement"), which involves the election of directors, to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year ended December 31, 1997. The report on Executive Compensation which is included in the Company's definitive proxy statement shall be deemed incorporated herein by reference.


PART IV

Item 14 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                               Description
--------------             ----------------------------------------------------------------------
  2                        Stock Purchase Agreement dated September 12, 1991 by
                           and between National Gas & Oil Company and Stone
                           Container Corporation.

  3(a)                     Articles of Incorporation of National Gas & Oil Company

  3(b)                     Code of Regulations of National Gas & Oil Company

  3(c)                     Preferred Share Purchase Rights Agreement

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

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NATIONAL GAS & OIL COMPANY
                                         --------------------------
                                                 (Registrant)

Date March 27, 1998                      By: /s/ TODD P. WARE
     --------------                          ----------------
                                             Todd P. Ware, Vice President, Chief
                                             Financial Officer and Secretary




                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date March 27, 1998                      By: /s/ WILLIAM H. SULLIVAN, JR.
     --------------                          -----------------------------------
                                             William H. Sullivan, Jr.
                                             Chairman of the Board and Director*


Date March 27, 1998                      By: /s/ PATRICK J. MCGONAGLE
     --------------                          -----------------------------------
                                             Patrick J. McGonagle, President and
                                             Chief Executive Officer


Date March 27, 1998                      By: /s/ ALAN A. BAKER
     --------------                          -----------------------------------
                                             Alan A. Baker, Director*


Date March 27, 1998                      By: /s/ JAMES H. CAMERON
     --------------                          -----------------------------------
                                             James H. Cameron, Director*


Date March 27, 1998                      By: /s/ DAVID C. EASLEY
     --------------                          -----------------------------------
                                             David C. Easley, Director*


Date March 27, 1998                      By: /s/ RICHARD O. JOHNSON
     --------------                          -----------------------------------
                                             Richard O. Johnson, Director*


Date March 27, 1998                      By: /s/ M. HOWARD PETRICOFF
     --------------                          -----------------------------------
                                             M. Howard Petricoff, Director*

Date March 27, 1998                      By: /s/ GRAHAM R. ROBB
     --------------                          -----------------------------------
                                             Graham R. Robb, Director*


Date March 27, 1998                      By: /s/ THOMAS E. STEWART
     --------------                          -----------------------------------
                                             Thomas E. Stewart, Director*


* Executed pursuant to Power of Attorney attached to this report by Todd P. Ware, Vice President, Chief Financial Officer and Secretary.

                                         By: /s/ TODD P. WARE
                                             -----------------------------------
                                             Todd P. Ware, Vice President, Chief
                                             Financial Officer and Secretary

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


                                         /s/ PATRICK J. MCGONAGLE
                                         ---------------------------------------
                                         Patrick J. McGonagle
                                         President and Chief Executive Officer



                                         /s/ TODD P. WARE
                                         ---------------------------------------
                                         Todd P. Ware
                                         Vice President, Chief Financial Officer
                                         And Secretary

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Shareholders of National Gas & Oil Company:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 on Page 20 present fairly, in all material respects, the financial position of National Gas & Oil Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Cleveland, Ohio
February 13, 1998

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                                                                  For the years ended December 31,
                                                     -----------------------------------------------------
                                                        1997                 1996                  1995
                                                     -----------          -----------          -----------
OPERATING REVENUES:
   Gas sales                                         $27,005,288          $24,704,591          $21,363,133
   Transportation                                      5,615,650            4,437,351            6,124,990
   Oil and gas sales                                  37,120,693           31,930,382           20,630,712
                                                     -----------          -----------          -----------
TOTAL OPERATING REVENUES                              69,741,631           61,072,324           48,118,835
                                                     -----------          -----------          -----------

OPERATING EXPENSES:
   Purchased gas - gas sales                          16,660,208           13,019,865           11,590,683
   Purchased gas - oil and gas sales                  32,129,918           26,175,889           15,521,065
   Operation and maintenance                           9,339,134            8,878,355            9,045,033
   Depreciation, depletion and amortization            2,163,823            3,552,756            3,437,538
   Taxes other than income                             3,631,730            3,400,911            3,303,802
                                                     -----------          -----------          -----------
TOTAL OPERATING EXPENSES                              63,924,813           55,027,776           42,898,121
                                                     -----------          -----------          -----------

OPERATING INCOME                                       5,816,818            6,044,548            5,220,714
                                                     -----------          -----------          -----------

Other income                                             213,512              598,100              186,753
Interest expense                                       1,260,867              995,589              981,197
Federal income taxes                                   1,257,717            1,727,420            1,195,900
                                                     -----------          -----------          -----------

NET INCOME                                           $ 3,511,746          $ 3,919,639          $ 3,230,370
                                                     ===========          ===========          ===========

Net income per share                                 $      0.49          $      0.54          $      0.45
                                                     ===========          ===========          ===========

Average number of shares outstanding                   7,167,996            7,198,560            7,205,243
                                                     ===========          ===========          ===========

Cash dividends per share                             $      0.24          $      0.23          $      0.23
                                                     ===========          ===========          ===========


The per share amounts and the average number of shares outstanding have been restated to reflect the two percent stock dividend issued in December 1997.

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                     ASSETS
                                     ------


                                                                          December 31,
                                                              --------------------------------
                                                                  1997                1996
                                                              -----------          -----------
PROPERTY, PLANT AND EQUIPMENT:
   Gas utility properties                                     $69,940,823          $65,635,251
   Less-accumulated depreciation                               22,345,344           22,668,342
                                                              -----------          -----------
                                                               47,595,479           42,966,909

   Oil and gas properties, successful efforts                  21,297,126           21,097,582
   Less-accumulated depreciation, depletion
       and amortization                                         8,793,454            8,271,143
                                                              -----------          -----------
                                                               12,503,672           12,826,439

   Other, net                                                   5,123,982            5,387,784
                                                              -----------          -----------

Total property, plant and equipment                            65,223,133           61,181,132

CURRENT ASSETS:
   Cash and cash equivalents                                      396,301              918,338
   Short-term investments                                       2,451,049            1,347,413
   Accounts receivable, less allowance for doubtful
     accounts of $240,237 and $269,259, respectively           17,728,315           16,113,827
   Tax refund receivable                                           61,727            1,461,727
   Gas in underground storage                                   2,660,177            3,533,919
   Materials and supplies, at average cost                      1,155,688            1,137,342
   Prepaid taxes                                                3,077,047            2,919,668
   Unrecovered gas cost                                         2,703,415            1,991,736
   Other                                                          637,462              554,231
                                                              -----------          -----------

Total current assets                                           30,871,181           29,978,201
                                                              -----------          -----------

OTHER ASSETS:
   Recoverable transition costs                                   591,180              705,428
   Other                                                          436,333              534,775
                                                              -----------          -----------

Total other assets                                              1,027,513            1,240,203
                                                              -----------          -----------

TOTAL ASSETS                                                  $97,121,827          $92,399,536
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
                         ------------------------------

                                                                     December 31,
                                                        -----------------------------------
                                                           1997                  1996
                                                        ------------           ------------
CAPITALIZATION:
   Shareholders' equity --
     Common stock, $1 par value, authorized
       14,000,000 shares, issued 7,363,166 and
       7,223,403 shares, respectively                   $  7,363,166           $  7,223,403
                                                        ------------           ------------
     Paid in capital                                      34,283,091             33,138,432
     Retained earnings                                     4,661,973              4,126,765
     Treasury stock, 206,253 and
        170,223 shares respectively                       (1,978,437)            (1,662,178)
                                                        ------------           ------------

   Total shareholders' equity                             44,329,793             42,826,422

   Long-term debt                                         11,040,291             10,231,385
                                                        ------------           ------------

Total capitalization                                      55,370,084             53,057,807
                                                        ------------           ------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                    1,311,535              1,344,863
   Short-term bank loans                                  11,725,000              6,925,000
   Accounts payable                                        8,151,179             11,447,366
   Accrued income and other taxes                          5,338,509              5,178,706
   Other                                                   2,222,680              1,647,292
                                                        ------------           ------------

Total current liabilities                                 28,748,903             26,543,227
                                                        ------------           ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Federal income taxes                                    8,803,252              8,262,483
   Investment tax credits                                    888,420                986,304
   Accrued transition costs                                  748,330                914,828
   Health care and other                                   2,562,838              2,634,887
                                                        ------------           ------------

Total deferred credits and other liabilities              13,002,840             12,798,502
                                                        ------------           ------------

TOTAL CAPITALIZATION AND LIABILITIES                    $ 97,121,827           $ 92,399,536
                                                        ============           ============

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                                              For the years ended December 31,
                                                                 ------------------------------------------------------
                                                                     1997                  1996                  1995
                                                                 ------------          -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                    $ 3,511,746           $ 3,919,639           $ 3,230,370
   Reconciliation of net income to net cash provided by
         operating activities:
        Depreciation, depletion and amortization                   2,163,823             3,705,375             3,682,364
        Deferred income taxes                                        613,879             1,028,362                39,772
        Other, net                                                        --                69,804                61,824

   Changes in assets and liabilities:
      Short-term investments                                      (1,103,636)             (564,625)            1,060,060
      Accounts receivable                                         (1,614,488)           (5,897,833)             (575,562)
      Tax refund receivable                                        1,400,000                    --                    --
      Gas in underground storage                                     873,742            (1,212,367)            1,011,806
      Materials and supplies                                         (18,346)             (156,555)               23,582
      Deferred gas cost                                             (763,929)           (3,348,219)              362,900
      Accounts payable                                            (3,296,187)            5,956,362               992,807
      Prepaid and accrued taxes                                      (95,460)             (394,341)             (407,920)
      Other, net                                                     445,440              (832,094)             (163,428)
                                                                 -----------           -----------           -----------

Net cash provided by operating activities                          2,116,584             2,273,508             9,318,575
                                                                 -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (6,368,620)           (5,471,851)           (4,862,201)
   Net (salvage) proceeds from retirements                           162,796               237,125               (96,035)
                                                                 -----------           -----------           -----------
Net cash used in investing activities                             (6,205,824)           (5,234,726)           (4,958,236)
                                                                 -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of shares for treasury                                  (316,259)             (111,669)                   --
   Payments of long-term debt                                     (1,274,422)             (380,458)           (1,876,962)
   Net borrowings under short-term bank loans                      6,850,000             5,575,000            (1,700,000)
   Dividends paid                                                 (1,692,116)           (1,651,567)           (1,606,313)
                                                                 -----------           -----------           -----------
Net cash flow provided by (used in)
   financing activities                                            3,567,203             3,431,306            (5,183,275)
                                                                 -----------           -----------           -----------
Net increase (decrease) in cash
   and cash equivalents                                             (522,037)              470,088              (822,936)
Cash and cash equivalents
   at beginning of year                                              918,338               448,250             1,271,186
                                                                 -----------           -----------           -----------
Cash and cash equivalents
   at end of year                                                $   396,301           $   918,338           $   448,250
                                                                 ===========           ===========           ===========


The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
              CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
              -----------------------------------------------------

                                             Common Stock         Paid in              Retained            Treasury
                                             $1 Par Value         Capital              Earnings              Stock
                                             ------------------------------          ---------------------------------
BALANCE DECEMBER 31, 1994                   $6,819,400          $29,498,107          $ 4,278,964           $(1,550,509)
   Net income                                       --                   --            3,230,370                    --
   Cash dividends on common stock                   --                   --           (1,606,313)                   --
   3% stock dividend                           199,112            1,855,724           (2,054,836)                   --
                                            ----------          -----------          -----------           -----------

BALANCE DECEMBER 31, 1995                    7,018,512           31,353,831            3,848,185            (1,550,509)
   Net income                                       --                   --            3,919,639                    --
   Cash dividends on common stock                   --                   --           (1,651,567)                   --
   3% stock dividend                           204,891            1,784,601           (1,989,492)
   Purchase of shares for treasury                  --                   --                   --              (111,669)
                                            ----------          -----------          -----------           -----------

BALANCE DECEMBER 31, 1996                    7,223,403           33,138,432            4,126,765            (1,662,178)
   Net income                                       --                   --            3,511,746                    --
   Cash dividends on common stock                   --                   --           (1,692,116)                   --
   2% stock dividend                           139,763            1,144,659           (1,284,422)
   Purchase of shares for treasury                  --                   --                   --              (316,260)
                                            ----------          -----------          -----------           -----------

BALANCE DECEMBER 31, 1997                   $7,363,166          $34,283,091          $ 4,661,973           $(1,978,438)
                                            ==========          ===========          ===========           ===========


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
--------------------

                  National Gas & Oil Company (the Company) was organized under the laws of the State of Ohio on March 24, 1981 as a holding Company. The Company derives substantially all of its revenues and earnings from the operating results of its subsidiaries.

                  The Company's subsidiaries are engaged in two principal businesses: gas sales and transportation, and oil and gas production and development. National Gas & Oil Corporation (National Gas) is a public utility engaged directly in the purchase, storage, distribution, sale and transportation of natural gas in a 12-county area in east central and southeastern Ohio. NGO Development Corporation (NGO Development) is an oil and gas production and marketing company. Coshocton Energy Corporation (Coshocton Energy), formerly a wholly-owned oil and gas production subsidiary of NGO Development, was merged into NGO Development as of January 1, 1995. Producers Gas Sales, Inc. (Producers
Gas) is a service company for the marketing of natural gas directly to end-use customers.

                  Approximately 68 percent of the Company's natural gas throughput within its service territory is to industrial end users. Competition for these end users is intense with other natural gas utilities, fuel oil, propane and electric utilities. One customer comprises 16 percent of total system throughput. Approximately 30 percent of the total throughput resulted from serving five major industrial customers that operate in different industries.

Principles of Consolidation
---------------------------

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

Gas Utility Property, Plant and Equipment
-----------------------------------------

                  Gas utility property, plant and equipment is stated at original cost, including overheads of payroll related costs, administrative and general expenses. The Company follows the policy of capitalizing major renewals and betterments. Maintenance and repairs are charged to expense as incurred. Upon retirement, the cost, together with the cost of removal less salvage, is charged to accumulated depreciation. The Company uses an undiscounted cash flow method to review the recoverability of the carrying value of the assets.


Oil and Gas Properties
----------------------

                  Oil and gas properties are accounted for using the successful-efforts method. Costs of acquiring non-producing acreage, costs of drilling successful exploration wells and development costs are capitalized. Annual lease rentals and exploration costs, including geologic and geophysical costs and exploratory dry-hole costs, are expensed as incurred. Oil and gas properties and other property, plant and equipment are stated at cost. Upon abandonment of a property, the cost less salvage value of the property net of plugging is charged to accumulated depletion. The Company uses an undiscounted cash flow method to review the recoverability of the carrying value of the assets.


Depreciation and Depletion
--------------------------

                  The provision for depreciation of gas utility property, plant and equipment, excluding transportation and construction equipment, described below, is based on a composite rate of 3.12 percent. Depreciation of transportation and construction equipment is provided using the straight-line method on estimated service lives of three to 10 years.

                  Effective January 1, 1997, the Company revised certain estimates regarding the depreciation of cushion gas.

                  Depletion and depreciation of proved oil and gas properties are computed using the unit-of-production method based upon proved reserves. Depreciation of other property, plant and equipment is provided using the straight-line method based on estimated service lives of three to 15 years.


Short-Term Investments
----------------------

                  The Company purchases gas futures and basis swap contracts in order to hedge against rising gas prices for fixed price sales contracts. Accordingly, the realized and unrealized gains and losses are deferred until the physical sale is made, at which time gains and losses are recorded as a component of cost.

                  The Company had the following gas and oil futures positions on the New York Mercantile Exchange (NYMEX) at December 31, 1997 and 1996. Fair market value is based upon the NYMEX closing price.

                                                           December 31,
                                                --------------------------------
                                                    1997                 1996
                                                -----------          -----------
          GAS
          Open contracts                                227                  511
          Natural gas purchases hedged           2.27 MMBtu           5.11 MMBtu
          Deposits with brokers                 $ 2,451,049          $ 1,358,507
          Contracted value                      $13,817,140          $13,146,930
          Fair market value                     $13,592,380          $14,267,240

                                                           December 31,
                                                --------------------------------
                                                    1997                 1996
                                                -----------          -----------
          OIL
          Open contracts                            --                         2
          Crude oil purchases hedged                --                  2,000 bbl
          Deposits with brokers                 $   --                  $(11,095)
          Contracted value                      $   --                  $ 41,450
          Fair market value                     $   --                  $ 51,160


                  The Company had 460 open basis swaps at December 31, 1997. These swaps are used to hedge the basis differential, defined as the location value of natural gas between the NYMEX gas price (at Henry Hub) and the Appalachian Index in the region the Company conducts its business.


Cash and Cash Equivalents
-------------------------

                  The Company considers cash, time deposits and all other highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Supplemental disclosures of cash flow information is as follows:

     Cash paid for:           1997                1996               1995
                              ----                ----               ----

     Income taxes          $  968,000          $2,000,000          $1,750,000
     Interest              $1,252,000          $  866,000          $  992,000

Gas in Underground Storage
--------------------------

                  Gas in underground storage includes gas stored by National Gas and Producers Gas. Gas stored by National Gas is valued at cost using the last-in, first-out method (LIFO). If the first-in, first-out (FIFO) method had been used, gas in underground storage would have been $2,708,000 and $2,807,000 higher than reported at December 31, 1997 and 1996, respectively. Gas stored by Producers Gas as of December 31, 1997 and 1996, of $1,516,374, and $1,696,801,
respectively, is valued using the average cost method.

Revenues and Purchased Gas
--------------------------

                  National Gas records unbilled revenues for gas delivered but not yet billed. As of December 31, 1997 and 1996, National Gas had unbilled revenues of $1,895,415 and $1,519,385, respectively, included in accounts receivable.

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


New Accounting Pronouncements
-----------------------------

                  In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement establishes standards for computing and presenting earnings per share. This Statement did not have an impact on the earnings per share computation as historically computed by the Company.

                  In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) was issued. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in the year ending December 31, 1998. This statement will not have a significant impact on the Company.

                  In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) was issued. This Statement requires that public business enterprises report information about operating segments in annual financial statements using the management approach. The Company will adopt SFAS No. 131 in the year ending December 31, 1998. The Company has not yet determined what, if any, impact this standard will have on its segment reporting.

NOTE 2 - GAS SUPPLY

                  National Gas has contracted for pipeline capacity with Texas Eastern Transmission Corporation (Texas Eastern), Tennessee Gas Pipeline Company (Tennessee), Columbia Gas Transmission Corporation (Columbia Transmission) and CNG Transmission Corporation (CNG) to transport a substantial portion of its gas at rates which are subject to the jurisdiction of the FERC. All of National Gas' interstate pipeline suppliers have restructured their operations to comply with FERC Order 636, which dictated the unbundling of gas supply and transportation services provided by the interstate pipelines.

                  As a part of the restructuring to comply with FERC Order 636, the FERC has authorized the recovery of prudently incurred transition costs by the interstate pipeline companies. As of December 31, 1997, National Gas has paid $2,103,163 to its interstate pipeline suppliers for transition costs, and $1,088,161 remains to be paid over the next six years and, accordingly, has been accrued at December 31, 1997. National Gas has received authorization from the PUCO to recover 79 percent of these transition costs from its rate-regulated customers through the GCR mechanism and 21 percent from its transportation customers via a transition cost surcharge.

                  A summary of the contracts between National Gas and its interstate suppliers in the post-636 environment follows.

                                                                                                  Maximum Daily
       Supplier             Rate Schedule         Contracted Date        Termination Date        Quantity (Dth)
--------------------------------------------------------------------------------------------------------------------
Texas Eastern                    FT-1                11/10/95                10/31/12                15,275
Texas Eastern                    SS-I                11/01/89                10/31/99                 3,380
CNG                              GSS                 04/12/90                04/15/00                 2,500
Tennessee                        FT-G                09/01/85                11/01/00                 1,479
Columbia Trans.                  GTS                 11/01/88                11/01/00                 3,830

                  During 1997, National Gas transported 62 percent of its total gas purchased for resale or transportation from the four interstate pipeline companies detailed above. National Gas acquired the remaining 38 percent of its supply requirements from independent Ohio producers.


NOTE 3 - REGULATORY MATTERS

                  The Company has incurred various costs and received various credits, which have been reflected as regulatory assets and liabilities on the Company's consolidated balance sheet. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with SFAS 71, "Accounting for the Effect of Certain Types of Regulation" (SFAS 71). This statement sets forth the application of generally accepted accounting principles for those companies whose rates are established by or are subject to approval by an independent third-party regulator. Under SFAS 71, companies defer costs and credits on the balance sheet as regulatory assets and liabilities when probable that those costs and credits will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then flowed through the income statement in the period in which the same amounts are reflected in rates. The Company has recorded the following regulatory assets and liabilities:

                                                 December 31,
                                           1997                1996
                                       ----------          ----------
Regulatory assets:
Recoverable future taxes               $  166,982          $  189,602
Postretirement benefit costs              131,278             158,362
Order 636 transition costs                859,348             972,278
Recoverable gas costs                   2,703,415           1,991,736
                                       ----------          ----------
Total regulatory assets                 3,861,023           3,311,978

Regulatory liabilities:
Amounts payable to customers               62,093                  --
Taxes refundable to customers             234,635             258,767
                                       ----------          ----------
Total regulatory liabilities              296,728             258,767

Net regulatory position                $3,564,295          $3,053,211
                                       ==========          ==========



NOTE 4 - FEDERAL INCOME TAXES

                  The Company follows the liability method of accounting for income taxes which calculates deferred income taxes at the statutory rate applicable for future years based upon temporary differences between book and tax bases of existing assets and liabilities.

Federal income tax expense was computed as follows:

                                                              1997                  1996                    1995
                                                          -----------            -----------            -----------
Tax at statutory rates
   applied to pre-tax book income                         $ 1,621,617            $ 1,920,000            $ 1,504,932
Increase (decrease) in tax caused by --
   Depreciation, depletion and basis differences             (186,620)              (145,345)              (266,642)
   Investment credit amortization                             (80,528)               (80,528)               (80,528)
   Other (net)                                                (96,752)                33,293                 38,138
                                                          -----------            -----------            -----------

Federal income tax expense                                $ 1,257,717            $ 1,727,420            $ 1,195,900
                                                          ===========            ===========            ===========
Effective income tax rate                                        26.4%                  30.6%                  27.0%
                                                          ===========            ===========            ===========

                                                    1997                  1996                 1995
                                                -----------           -----------           -----------
Current tax provision                            $  643,838            $  478,742            $1,357,711
Deferred provision:
   Intangible drilling costs/depletion             (240,816)             (140,097)             (456,714)
   Deferred gas cost                                285,558             1,065,151              (136,658)
   Property timing differences                      798,509               433,610               494,889
   Other, net                                      (229,372)             (109,986)              (63,328)
                                                 ----------            ----------            ----------

Federal income tax expense                       $1,257,717            $1,727,420            $1,195,900
                                                 ==========            ==========            ==========

         Temporary differences, which give, rise to deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                        1997                   1996
                                                    ------------           ------------
Vacation accrual                                    $     79,980           $     79,997
Inventory capitalization                                      --                 36,863
Reserve for accounts and notes receivable                 79,012                 91,548
Delay rentals                                             78,161                     --
General claims accrual                                   119,000                 33,885
Postretirement benefits other than pension               793,442                720,854
Investment tax credits                                   381,825                423,359
Other                                                    159,818                130,359
                                                    ------------           ------------
Total deferred tax assets                              1,691,238              1,516,865

Prepaid taxes                                           (247,196)              (275,287)
Depreciation of property                             (10,014,280)            (9,337,481)
Deferred gas                                            (919,161)              (643,824)
Other                                                   (121,968)              (111,537)
                                                    ------------           ------------

Total deferred tax liabilities                       (11,302,605)           (10,368,129)
                                                    ------------           ------------

Net deferred taxes                                  $ (9,611,367)          $ (8,851,264)
                                                    ============           ============

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

                  The funded status of the retirement plan and the amount recognized in the Company's Consolidated Balance Sheet were as follows:

                                                                     September 30,
                                                          ---------------------------------
                                                              1997                  1996
                                                          -----------           -----------
Plan assets at fair value
   (principally unallocated insurance contracts)          $ 2,454,519           $ 2,618,099
                                                          ===========           ===========
Actuarial present value of benefit obligations:
   Vested benefits                                          1,808,651             1,498,968
   Nonvested benefits                                          38,191                36,529
                                                          -----------           -----------
Accumulated benefit obligation                              1,846,842             1,535,497
Additional amounts related to
   projected salary increases                                 753,569               625,861
                                                          -----------           -----------
Total projected benefit obligation                          2,600,411             2,161,358
                                                          ===========           ===========

Plan assets in excess (deficit) of projected
   benefit obligation                                        (145,892)              456,741

Amounts necessary to reconcile excess (deficit)
 assets to prepaid pension cost included in
 the Consolidated Balance Sheet:
       Unamortized net asset                                 (253,091)             (276,099)
       Unrecognized prior service cost                        253,856               285,824
       Unrecognized net loss (gain)                            15,313              (521,388)
                                                          -----------           -----------
Prepaid (liability) included in other                     $  (129,814)          $   (54,922)
                                                          ===========           ===========

                  Net pension cost for the Retirement Plan includes the following:

                                                             1997                1996                1995
                                                          ---------           ---------           ---------
Benefits earned during the year (service cost)            $ 153,120           $ 152,382           $ 171,730
Interest accrued on projected benefit obligation            184,712             164,773             170,648
Actual return on plan assets                               (260,584)           (244,129)           (236,144)
Net amortization and deferral                                (2,356)             16,450               8,960
                                                          ---------           ---------           ---------

Net periodic pension cost                                 $  74,892           $  89,476           $ 115,194
                                                          =========           =========           =========

                  The Company's assumptions used during the years 1997, 1996 and 1995 in determining net periodic pension cost and pension liability are as follows:

                                                          1997              1996              1995
                                                          -----            -----             -----
    Discount rate                                          7.50%            8.25%             7.50%
    Return on plan assets                                 10.00%           10.00%            10.00%
    Estimated increase in future compensation              4.50%            5.00%             5.00%

                  In 1997, the Company changed its discount rate assumption from
8.25 percent to 7.5 percent. The Company also changed its estimated increase in future compensation assumption from 5.00 percent in 1996 to 4.50 percent in 1997. These changes resulted in an increase in the projected benefit obligation of approximately $341,000.

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

         The components of net periodic postretirement benefit expense were as follows:


                                                       1997               1996             1995
                                                     --------          --------          --------
Service cost                                         $ 53,446          $ 58,389          $ 49,051
Interest cost on accumulated postretirement
   benefit obligation                                 185,064           161,447           157,407
                                                     --------          --------          --------
Net periodic postretirement benefit expense           238,510           219,836           206,458

Deferral of benefits earned to be
   collected in future rates                           22,620            22,620            22,620
                                                     --------          --------          --------
Net periodic postretirement benefit expense          $261,130          $242,456          $229,078
                                                     ========          ========          ========

         The amount recognized in the Company's Consolidated Balance Sheet was as follows:

                                                       September 30,
                                                 1997                 1996
                                             -----------           -----------
      Retirees                               $ 1,532,117           $ 1,319,927
      Active employees                         1,276,095               980,550
                                             -----------           -----------
      Accumulated postretirement
           health care benefits                2,808,212             2,300,477
      Unrecognized net loss                     (437,693)              (80,211)
                                             -----------           -----------
      Accrued postretirement health
          care benefits                      $ 2,370,519           $ 2,220,266
                                             ===========           ===========

         The Company's assumptions used during the years 1997, 1996 and 1995 in determining net periodic postretirement benefit expense and the liability for postretirement health care benefits are as follows:

                                                    1997                  1996                 1995
                                                ------------           -----------         -----------
      Discount rate                                 7.50%                 8.25%                7.50%
      Health care trend rate                        8.00%                 9.00%               10.00%
                                                  gradually             gradually            gradually
                                                 decreasing            decreasing           decreasing
                                                 to 5.0% in            to 5.0% in           to 5.0% in
                                                    2001                  2001                 2001

         As of September 30, 1997 the discount rate assumption was changed from
8.25 percent to 7.5 percent, which resulted in a increase in the liability for postretirement benefits of approximately $264,000.

         If the health care trend rate would increase by one percent in each year, the accumulated benefit obligation would increase by approximately $435,000 at September 30, 1997 and net periodic postretirement benefit expense in 1998 would increase by approximately $50,000.

NOTE 6 - LONG-TERM DEBT

                  The long-term debt outstanding was as follows:

                                                                           December 31,
                                                                   1997                  1996
                                                               ------------           ------------
Senior unsecured notes, 6.63% interest rate, due 2009          $  5,538,461           $  6,000,000
Promissory note, variable interest rate, due 2001                 3,187,500              4,037,500
Mortgage note, variable interest rate, due 2008                     558,289                588,748
Revolving note, variable interest rate, due 1998                  3,067,576                950,000
                                                               ------------           ------------

Total debt                                                       12,351,826             11,576,248
Less-current maturities                                          (1,311,535)            (1,344,863)
                                                               ------------           ------------

Long-term debt                                                 $ 11,040,291           $ 10,231,385
                                                               ============           ============

                  On March 15, 1994, National Gas issued $6 million of Senior Unsecured Notes to an accredited investor. The notes bear a fixed interest rate of 6.63 percent with interest payments due semi-annually. Annual principal payments of $461,539 commenced on March 16, 1997 with the final payment due March 15, 2009. The notes are guaranteed by the Company.

                  In conjunction with the acquisition of NGO Development on October 1, 1991, the Company entered into an $8,500,000 promissory note. The terms of the note require monthly principal installments of $70,833 plus accrued interest with the final installment to be due on October 1, 2001, in an amount equal to the unpaid principal. The variable interest rate on the note at December 31, 1997 was 6.97 percent, which represented the London Interbank Offer Rate (LIBOR), plus 1.25 percent per annum as of January 2, 1998 when the Company entered into a three month contracted rate. The note agreement allows the Company to choose the prime rate or LIBOR plus 1.25 percent for contracted periods. The note is secured by the oil and gas properties of NGO Development and is guaranteed by the Company.

                  In September 1992, the Company entered into a mortgage note to finance the construction of new office facilities. The note has a 15-year amortization period, accrues interest at the prime rate, and monthly payments commenced on March 15, 1993. As of December 31, 1997, the prime rate was 8.5 percent. The mortgage is secured by the Company's Granville Road property.

                  In February 1993, the Company, and all of its subsidiaries except National Gas, entered into a $3 million revolving line of credit for a term of three years. During the years 1996 and 1997, the Company extended the term of this instrument in each year, for an additional year.

The committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. As of December 31, 1997, NGO Development Corporation had borrowed $3,000,000 at interest rates ranging from 6.97 to 7.22 percent.

                  For certain debt instruments, the Company is required to maintain various working capital debt to equity and cash flow convenants. At December 31, 1997, the Company was in compliance with or had received waivers for these covenants.


                  Annual maturities of long-term debt are as follows:

                        1998                          $ 1,311,535
                        1999                            4,311,535
                        2000                            1,311,535
                        2001                            1,169,869
                     Thereafter                         4,247,352
                                                      -----------

                        TOTAL                         $12,351,826
                                                      ===========

                  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of the Senior Unsecured Notes is approximately $5,770,000. The fair value amount is not intended to reflect principal amounts that the Company will ultimately be required to pay.


NOTE 7 - NOTES PAYABLE

                  The Company has lines of credit with various banks in excess of $10 million, the upper limit on short-term borrowings imposed by Board Resolution. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested. The Company is not required to maintain any compensating balances.

                  At December 31, 1997, National Gas had four draws totaling $10,450,000 on these credit lines for working capital requirements at interest rates ranging between 6.72 percent and 6.94 percent, and one draw of $1,275,000 at 8.50 percent. National Gas expects to repay these notes in 1998.

NOTE 8 - CAPITAL STOCK

                  The Company has 100,000 shares of authorized and unissued preferred stock with no par value. National Gas has 10,000 shares of authorized and unissued preferred stock, with a par value of $100 per share.

                  The average common shares outstanding and earnings and cash dividends per common share presented on the accompanying income statement include retroactive recognition of 139,763 shares issued in December 1997 as a result of a two percent stock dividend.

                  There are no restrictions on dividends to the Company by the subsidiaries. National Gas may not make advances or loans to the Company for periods longer than one year without approval of the PUCO.

                  In January 1996, the Board of Directors authorized the repurchase of up to 250,000 shares of common stock at a maximum repurchase price of $9.33 per share. In August 1997, the Board of Directors voted to modify the repurchase price from $9.33 per share to $8.00 per share on the remaining amount under this authority. As of December 31, 1997, 43,747 additional shares could be repurchased under this authority. As of March 1, 1998, 48,300 shares had been repurchased as treasury stock at an average cost of $8.79 per share since January 1996.

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

                  The dividend distribution was paid to shareholders of record on March 1, 1996. The rights expire on March 1, 2006.

NOTE 9 - FINANCIAL INFORMATION BY BUSINESS SEGMENT

                                             1997                 1996                1995
                                         -----------          -----------          -----------
Revenues:
   Gas sales                             $27,005,288          $24,704,590          $21,363,133
   Transportation                          5,615,650            4,437,351            6,124,990
                                         -----------          -----------          -----------
       Subtotal                           32,620,938           29,141,941           27,488,123
   Oil and gas production                 37,120,693           31,930,383           20,630,712
                                         -----------          -----------          -----------

       Total                             $69,741,631          $61,072,324          $48,118,835
                                         ===========          ===========          ===========


Operating income:
   Gas sales and transportation          $ 4,740,701          $ 4,322,025          $ 4,428,305
   Oil and gas production                  1,076,117            1,722,523              792,409
                                         -----------          -----------          -----------

       Total                             $ 5,816,818          $ 6,044,548          $ 5,220,714
                                         ===========          ===========          ===========

Depreciation, depletion
and amortization:
   Gas sales and transportation          $   864,692          $ 2,052,196          $ 1,781,919
   Oil and gas production                  1,299,131            1,500,560            1,655,619
                                         -----------          -----------          -----------

       Total                             $ 2,163,823          $ 3,552,756          $ 3,437,538
                                         ===========          ===========          ===========

Capital expenditures:
   Gas sales and transportation          $ 5,612,753          $ 4,832,753          $ 4,489,771
   Oil and gas production                    755,867              639,098              372,430
                                         -----------          -----------          -----------

       Total                             $ 6,368,620          $ 5,471,851          $ 4,862,201
                                         ===========          ===========          ===========

Identifiable assets:
   Gas sales and transportation          $70,037,287          $64,792,547          $54,968,627
   Oil and gas production                 26,116,992           26,418,802           23,305,124
   Non-operating                             967,547            1,188,187            1,156,551
                                         -----------          -----------          -----------

       Total                             $97,121,826          $92,399,536          $79,430,302
                                         ===========          ===========          ===========

NOTE 10 - QUARTERLY INFORMATION (UNAUDITED)

                  The following represents the quarterly results for 1997 and 1996, which are unaudited. The first three-quarters of 1997 and all of 1996 earnings per common share amounts have been restated to reflect the two percent stock dividend issued in December 1997.

                                             Income(Loss)
                          Operating         Before Federal              Net            Earnings (Loss)
      Quarter Ended        Revenues           Income Tax           Income(Loss)           Per Share
------------------------------------------------------------------------------------------------------
       03/31/97          $23,602,795           $2,504,912            $1,705,465            $ 0.24
       06/30/97          $12,530,816           $  218,335            $  196,324            $ 0.03
       09/30/97          $10,054,488           $ (523,623)           $ (293,368)           $(0.04)
       12/31/97          $23,623,753           $2,569,840            $1,903,325            $ 0.27

       03/31/96          $22,976,811           $4,220,665            $2,844,425            $ 0.40
       06/30/96          $10,416,056           $  635,714            $  479,193            $ 0.07
       09/30/96          $ 8,186,901           $ (736,768)           $ (435,878)           $(0.06)
       12/31/96          $19,492,556           $1,527,448            $1,031,899            $ 0.14


NOTE 11 - OIL AND GAS INFORMATION

                  Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization, were as follows:

                                                       December 31,
                                              1997                   1996
                                         ------------           ------------
Unproved oil and gas properties          $    967,909           $    837,165
Unproved leaseholds                           474,413                157,265
Proved oil and gas properties              19,854,804             20,103,152
                                         ------------           ------------
     Total property costs                  21,297,126             21,097,582
Accumulated depreciation,
     depletion and amortization            (8,793,454)            (8,271,143)
                                         ------------           ------------
     Net capitalized costs               $ 12,503,672           $ 12,826,439
                                         ============           ============

                  Costs incurred relating to oil and gas property acquisition and exploration activities were as follows:

                                     1997              1996              1995
                                   --------          --------          --------
Acquisition of properties          $200,705          $ 99,303          $335,512
Exploration costs                  $536,596          $539,537          $794,595
Development costs                  $249,358          $389,070          $446,072

                  The results of operations of the Company's oil and gas producing activities, which exclude items such as corporate overhead and gas marketing activities, were as follows:

                                                     1997                 1996                1995
                                                  ----------          ----------          ----------
Operating revenues                                $2,936,326          $3,403,874          $3,450,560
Production costs                                     486,223             416,108             400,710
Exploration costs                                    346,969             386,234             612,297
Depreciation, depletion and amortization             936,569           1,230,411           1,292,722
                                                  ----------          ----------          ----------
Operating income                                   1,166,565           1,371,121           1,144,831
Income tax expense                                   219,832             299,581             202,243
                                                  ----------          ----------          ----------
Net income                                        $  946,733          $1,071,540          $  942,588
                                                  ==========          ==========          ==========

Reserves (unaudited)
--------

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

                  Proved developed reserves are those expected to be recovered through existing wells, equipment, and operation methods.

Proved developed reserves                        Oil                  Gas
-------------------------                      -------            ---------
(Oil in barrels, natural gas in mcf)
Balance at December 31, 1994                   249,410            8,416,346
   Revisions of previous estimates              (6,361)            (750,646)
   Extensions and discoveries                    5,069              200,369
   Production                                  (40,256)          (1,059,043)
                                              --------           ----------

Balance at December 31, 1995                   207,862            6,807,026
   Revisions of previous estimates              16,360             (279,600)
   Extensions and discoveries                    5,548               77,437
   Purchase of proved reserves                     791              111,675
   Production                                  (36,835)            (963,883)
                                              --------           ----------

Balance at December 31, 1996                   193,726            5,752,655
   Revisions of previous estimates              39,945              528,585
   Extensions and discoveries                    1,345              132,645
   Purchase of proved reserves                   1,486              163,670
   Sale of proved reserves                      (1,221)             (48,754)
   Production                                  (33,344)            (835,217)
                                              --------           ----------
Balance at December 31, 1997                   201,937            5,693,584
                                              ========           ==========

Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------

                  The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimates of quantities of proved developed oil and gas reserves and the periods during which they are expected to be produced. Future development and production costs were computed based on year-end costs to be incurred in developing and producing the proved reserves. The discount was computed by application of a 10 percent discount factor. The calculation also assumes the continuation of the existing economic, operating, and contractual conditions at December 31, 1997, 1996 and 1995.

                  The standardized measure of discounted net cash flows relating to proved developed oil and gas reserves are as follows:

                                         1997                   1996                  1995
                                     ------------           ------------           ------------
Future cash flows                    $ 19,544,475           $ 19,702,430           $ 21,261,629
Future production costs                (7,272,852)            (6,934,901)            (7,163,056)
                                     ------------           ------------           ------------
Future net cash flows
   before income taxes                 12,271,623             12,767,529             14,098,573
Ten percent discount factor            (4,987,894)            (4,668,996)            (5,298,071)
                                     ------------           ------------           ------------
Standardized measure
   before income taxes                  7,283,729              8,098,533              8,800,502
Future income tax expense              (1,372,574)            (1,769,478)            (1,554,169)
                                     ------------           ------------           ------------
Standardized measure
   after income taxes                $  5,911,155           $  6,329,055           $  7,246,333
                                     ============           ============           ============

                  The change in the standardized measure of discounted future net cash flows related to the proved oil and gas reserves at December 31, 1997, 1996 and 1995 is as follows.

                                                                               December 31,
                                                               1997                 1996                1995
                                                           -----------           -----------           ----------
Beginning of year                                          $ 6,329,055           $ 7,246,333           $ 8,913,030
Sales, net of production costs                              (2,450,104)           (2,987,766)           (3,049,850)
Net changes in prices and production costs                     (74,888)              615,883               (31,628)
Net change due to revisions in quantity estimates              949,449              (174,004)             (785,768)
Extensions and discoveries                                     159,364               107,165               230,013
Purchase of reserves                                           171,132               118,155                    --
Sale of reserves                                               (55,819)                   --                    --
Net change in income taxes                                     396,903              (215,309)            1,069,292
Accretion of discount                                          632,906               724,633               891,303
Other                                                         (146,843)              893,965                 9,941
                                                           -----------           -----------           -----------
End of year                                                $ 5,911,155           $ 6,329,055           $ 7,246,333
                                                           ===========           ===========           ===========

                                  EXHIBIT INDEX

                                                                                          Reference
                                                                    ------------------------------------------------------
Exhibit
Number     Description                                              File No.       Commission Exhibit No.
-------    -----------                                              --------       ----------------------
2          Stock Purchase Agreement dated September 12, 1991 by      1-8223        Incorporated by reference from
           and between National Gas & Oil Company and Stone                        Exhibit 2 of Form 8-K filed on
           Container Company                                                       October 14, 1991.

3(a)       Articles of Incorporation of National Gas & Oil Company   1-8223        Pages 50-56

3(b)       Code of Regulations of National Gas & Oil Company         2-72682       Incorporated by reference from
                                                                                   Exhibit 3(b) of Form S-14 filed
                                                                                   on June 8, 1991.

3(c)       Preferred Share Purchase Rights Agreement,                              Incorporated by reference from
           dated as of February 16, 1996 by and between                            Exhibit 4 of Form 8-K filed on
           National Gas & Oil Company and National City Bank                       February 26, 1996.

10(a)      National Gas & Oil Company Salary Deferral Plan          33-55390       Incorporated by reference from
                                                                                   Exhibit 28(b) of Form S-8 filed on
                                                                                   December 4, 1992.

10(b)      Amended and Restated National Gas & Oil Company          33-55388       Incorporated by reference from
           Compensation Plan for Outside Directors                                 Exhibit 28(c) of Form S-8 filed on
                                                                                   December 4, 1992.

10(c)      Summary of Salary Administration Plan                                   Page 57

21         Subsidiaries of the Registrant                                          Page 58

24         Powers of Attorney of Directors                                         Pages 59-67

27         Financial Data Schedule                                                 Page 68

99(a)      Credit Agreement dated October 1, 1991 by and among        1-8223       Incorporated by reference from
           National Gas & Oil Company, Stone Resource & Energy                     Exhibit 28 of Form 8-K filed on
           Corporation and BancOhio National Bank.                                 October 14, 1991.
