Form 10-Q
period 1998-03-31
NATIONAL GAS & OIL CO
filed 1998-05-14
CIK 355313

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended MARCH 31, 1998

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

    $1.00 Par Value - Common Stock                        7,156,913 shares

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------


                                                For the three months ended
                                                         March 31,
                                                ---------------------------
                                                    1998            1997
                                                -----------     -----------
OPERATING REVENUES:
   Gas sales                                    $10,264,004     $12,326,409
   Transportation                                 1,847,340       1,316,449
   Oil and gas sales                             11,781,873       9,959,937
                                                -----------     -----------
TOTAL OPERATING REVENUES                         23,893,217      23,602,795
                                                -----------     -----------

OPERATING EXPENSES:
   Purchases gas - gas sales                      6,371,225       7,742,750
   Purchased gas - oil and gas sales             10,768,294       8,838,048
   Operation and maintenance                      2,220,843       2,228,701
   Depreciation, depletion and amortization         923,244         916,479
   Taxes other than income                        1,144,791       1,174,366
                                                -----------     -----------
TOTAL OPERATING EXPENSES                         21,428,397      20,900,344
                                                -----------     -----------

OPERATING INCOME                                  2,464,820       2,702,451
                                                -----------     -----------

Other income                                         48,064         126,345
Interest expense                                    374,747         323,884
Federal income taxes                                674,590         799,447
                                                -----------     -----------

NET INCOME                                      $ 1,463,547     $ 1,705,465
                                                ===========     ===========

Net income per share                            $      0.20     $      0.24
                                                ===========     ===========

Average number of shares outstanding              7,156,913       7,188,080
                                                ===========     ===========

Cash dividends per share                        $      0.06     $      0.06
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

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                     ASSETS
                                     ------


                                                   March 31,      December 31,
                                                     1998             1997
                                                  -----------     -----------
PROPERTY, PLANT AND EQUIPMENT:
   Gas utility properties                         $70,271,323     $69,940,823
   Less-accumulated depreciation                   22,908,158      22,345,344
                                                  -----------     -----------
                                                   47,363,165      47,595,479

   Oil and gas properties, successful efforts 22,036,331 21,297,126 Less-accumulated depreciation, depletion
       and amortization                             9,082,954       8,793,454
                                                  -----------     -----------
                                                   12,953,377      12,503,672

   Other, net                                       5,023,460       5,123,982
                                                  -----------     -----------

Total property, plant and equipment                65,340,002      65,223,133

CURRENT ASSETS:
   Cash and cash equivalents                        1,331,079         396,301
   Short-term investments                             674,739       2,451,049
   Accounts receivable - net                       15,986,817      17,728,315
   Tax refund receivable                                   --          61,727
   Gas in underground storage                         531,950       2,660,177
   Materials and supplies, at average cost          1,063,135       1,155,688
   Prepaid taxes                                    2,400,153       3,077,047
   Unrecovered gas cost                             3,035,680       2,703,415
   Other                                              225,026         637,462
                                                  -----------     -----------

Total current assets                               25,248,579      30,871,181
                                                  -----------     -----------

OTHER ASSETS:
   Recoverable transition costs                       826,479         591,180
   Other                                              416,138         436,333
                                                  -----------     -----------

Total other assets                                  1,242,617       1,027,513
                                                  -----------     -----------

TOTAL ASSETS                                      $91,831,198     $97,121,827
                                                  ===========     ===========

The accompanying notes are an integral part of these statements.

                   NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                   -------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                         CAPITALIZATION AND LIABILITIES
                         ------------------------------


                                                    March 31,       December 31,
                                                      1998             1997
                                                   -----------      -----------
CAPITALIZATION:
   Shareholders' equity --
     Common stock, $1 par value, authorized        $ 7,363,166      $ 7,363,166
       14,000,000 shares, issued 7,363,166 and
       7,363,166 shares, respectively
     Paid in capital                                34,283,091       34,283,091
     Retained earnings                               5,696,104        4,661,973
     Treasury stock, 206,253 and
        206,253 shares respectively                 (1,978,437)      (1,978,437)
                                                   -----------      -----------

   Total shareholders' equity                       45,363,924       44,329,793

   Long-term debt                                    7,783,650       11,040,291
                                                   -----------      -----------

Total capitalization                                53,147,574       55,370,084
                                                   -----------      -----------

CURRENT LIABILITIES:
   Current maturities of long-term debt              3,436,771        1,311,535
   Short-term bank loans                             7,655,136       11,725,000
   Accounts payable                                  6,291,482        8,151,179
   Accrued income and other taxes                    4,037,068        5,338,509
   LIFO inventory reserve                            1,063,726               --
   Other                                             2,073,812        2,222,680
                                                   -----------      -----------

Total current liabilities                           24,557,995       28,748,903
                                                   -----------      -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Federal income taxes                              8,810,969        8,803,252
   Investment tax credits                              863,949          888,420
   Accrued transition costs                          1,046,177          748,330
   Health care and other                             3,404,534        2,562,838
                                                   -----------      -----------

Total deferred credits and other liabilities        14,125,629       13,002,840
                                                   -----------      -----------

TOTAL CAPITALIZATION AND LIABILITIES               $91,831,198      $97,121,827
                                                   ===========      ===========

The accompanying notes are an integral part of these statements.

                                  NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                   For the three months ended
                                                                                            March 31,
                                                                                     1998             1997
                                                                                  -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 1,463,547      $ 1,705,465
   Reconciliation of net income to net cash provided by operating activities:
        Depreciation, depletion and amortization                                      959,741          947,719
        Deferred income taxes                                                         186,244         (270,987)
        Other, net                                                                   (117,820)        (148,583)

   Changes in assets and liabilities:
      Short-term investments                                                        1,776,310         (489,608)
      Accounts receivable                                                           1,741,498          394,148
      Tax refund receivable                                                            61,727        1,400,000
      Gas in underground storage                                                    3,555,807        1,993,587
      Materials and supplies                                                           92,553          (23,667)
      Deferred gas cost                                                               494,093          843,151
      Accounts payable                                                             (1,859,697)      (5,847,165)
      Prepaid and accrued taxes                                                      (227,711)         738,103
      Other, net                                                                     (111,365)        (175,181)
                                                                                  -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           8,014,927        1,066,982
                                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (1,449,281)      (1,211,438)
   Net (salvage) proceeds from retirements                                              1,317           (7,122)
                                                                                  -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                              (1,447,964)      (1,218,560)
                                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of shares for treasury                                                         --          (86,011)
   Proceeds from long-term debt                                                            --               --
   Payments on long-term debt                                                        (682,904)        (682,272)
   Net proceeds from/(payments on) short-term bank loans                           (4,519,864)         725,000
   Dividends paid                                                                    (429,415)        (422,949)
                                                                                  -----------      -----------
Net cash flow provided by (used in)
   financing activities                                                            (5,632,183)        (466,232)
                                                                                  -----------      -----------
Net increase (decrease) in cash
   and cash equivalents                                                               934,780         (617,810)

Cash and cash equivalents at beginning of year                                        396,301          918,339
                                                                                  -----------      -----------

Cash and cash equivalents at end of year                                          $ 1,331,081      $   300,529
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

                           NATIONAL GAS & OIL COMPANY
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The accompanying consolidated balance sheet, related statement of cash flows and the comparative income statement have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at March 31, 1998 and 1997 have been included, and were normal recurring adjustments.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At March 31, 1998, gas in underground storage decreased 540,773 Mcf from December 31, 1997, due to the seasonal nature of the Company's business. That nature is injecting natural gas into underground storage in the summer and withdrawing the gas in the winter during high demand periods. The reserve for LIFO inventory of $1,063,726 is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

3. Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:


                            Three months ended March 31,
                                 1998         1997
                                 ----         ----

              Income taxes     $      0     $      0
              Interest         $454,000     $489,000

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

                  Consolidated revenue of $23,893,000 in the first quarter of 1998 remained relatively the same as the consolidated revenue in the first quarter 1997. Due to warmer weather along with higher gas prices, our revenues remained about the same as the first quarter of 1997.

                  Net income in the first quarter of 1998 amounted to $1,464,000, a decrease of $242,000 or 14 percent from the first quarter of 1997. The decrease is attributed to lower throughput to the residential and commercial gas sales customers as a result of warmer weather.

                  Net income per common share in the first quarter of 1998 was $.20 as compared to $.24 in the first quarter of 1997.

Gas Sales and Transportation
----------------------------

                  Operating revenues associated with this segment of the business decreased by $1,532,000 or 11 percent in the first quarter of 1998 as compared to the first quarter of 1997 due to a decrease in volume of gas sold in the gas sales segment as a result of the warmer weather.

                  Net income of the gas sales and transportation segment during the first quarter decreased $155,000 as compared to net income in the first quarter of 1997.

                  The gas sales and transportation segment is regulated by the Public Utilities Commission of Ohio (PUCO). Every two years, the segment is audited to ensure compliance with the applicable PUCO tariffs and rules. In 1998, the PUCO will finalize a two year management audit for the period September 1994 through August 1996 of the Company's gas procurement practices. In 1997, the staff of the PUCO issued an initial report suggesting that National Gas refund approximately two million dollars to its customers. The Company believes no refunds are due. National Gas and the PUCO staff are presently working together to resolve the issues raised by the report. If these issues are not resolved, a hearing to determine the facts will be held at a later date with a decision to be made by a Administrative Law Judge, subject to further appeal to the Ohio Supreme Court. At this time, management cannot determine the ultimate outcome of these proceedings. Any amounts ultimately disallowed may reduce earnings in the year a final order is issued and agreed upon.

                  Volumes of gas sold and transported to various customer classes for the first three months decreased nine percent over the first three months of 1996.


                         Three months ended March 31,
Gas Throughput (Mcf)        1998               1997
--------------------     ---------          ---------
Gas sales:
   Industrial               17,768             33,290
   Residential             912,469          1,028,373
   Commercial              308,814            384,006
                         ---------          ---------
       Subtotal          1,239,051          1,445,669
Transportation           2,360,109          2,198,253
                         ---------          ---------
Total                    3,599,160          3,643,922
                         =========          =========


                  Operation and maintenance expenditures have remained constant during the first quarter of 1998 as compared to the first quarter of 1997.


Oil and Gas Sales
-----------------

                  Operating revenues from the oil and gas sales segment increased $1,822,000 in the first quarter of 1998 as compared to the first quarter of 1997. The increase is due to increased gas marketing sales by NGO Development as a result of the change in market activity. Operating expenses for this business segment have increased by 19 percent primarily due to higher purchased gas expense and interest charges.

                  Net income for the period decreased $57,000 primarily due to lower margins from gas marketing activity.

General
-------

                  The first quarter 1998 increase in interest expense as compared to the first quarter 1997 is the result of increased short-term borrowing by National Gas and NGO Development.

Federal Income Taxes
--------------------

                  The change in federal income tax expense for the quarter reflects the changes in taxable income for the consolidated companies.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Capital Resources
-----------------

                  The primary sources and uses of cash during the three month period ending March 31, are summarized in the following condensed cash flow statement:

                                 Sources & Uses of Cash
                                                              1998             1997
                                                          -----------      -----------
Provided by operating activities                          $ 8,014,927      $ 1,066,982
Capital expenditures, net of salvage                       (1,447,964)      (1,218,560)
Net proceeds from (payments on) long-term debt               (682,904)        (682,272)
Net proceeds from/(payments on) short-term bank loans      (4,519,864)         725,000
Purchase of shares for treasury                                    --          (86,011)
Common dividends                                             (429,415)        (422,949)
                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents      $   934,780      $  (617,810)
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

Capital Expenditures
--------------------

                  In the first quarter of 1998 the gas sales and transportation segment accounted for 48 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 52 percent which was primarily used for the development and/or completion of various interest in oil and gas wells.

                  Capital expenditures vary significantly by quarter. The Company estimates that normal capital expenditures in 1998 to support existing operations will be approximately

$3,700,000. The construction and drilling programs are continually evaluated and actual expenditures may be more or less.


Financing and Liquidity
-----------------------

                  The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.

                  As of March 31, 1998, the Company and its subsidiaries had short-term lines of credit with various banks aggregating in excess of $10,000,000, the upper limit on short-term borrowing imposed by the Board of Directors. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.594% to 8.500%. During the first quarter, the Company utilized these credit lines and as of March 31, 1998, $7,655,00 of short-term loans were outstanding. These funds were used primarily by National Gas to satisfy seasonal working capital requirements. The Company anticipates that it will utilize its credit lines for additional funds during the third and fourth quarters of 1998.

                  Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit, which expires in February 1999. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. NGO Development had $3,000,000 outstanding at December 31, 1997. As of March 31, 1998, NGO had loans of $2,550,000 outstanding.

                  In March 1994, National Gas issued $6 million of Senior Unsecured Notes in a private placement to an accredited investor. The proceeds were utilized by National Gas to fund various capital projects in 1994, 1995 and 1996. The notes bear a fixed interest rate of 6.63%, have a maturity of 15 years and an average life of nine years. The notes are guaranteed by the Company.

                  The Company is not aware of any material events or uncertainties, which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.


Dividends
---------

                  The Company paid cash dividends of $429,949 and $422,949 during the three months ended March 31, 1998 and 1997, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. The Company's Board of Directors establishes dividend policy. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.

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

Item 3.       Default upon Senior Securities.
              None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              None

Item 5.       Other Information.
              None.

Item 6.       Exhibits and Reports on Form 8-K.
              None.

                                                                       FORM 10-Q
                                                                   QUARTER ENDED
                                                                  MARCH 31, 1998


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONAL GAS & OIL COMPANY
                                              (Registrant)

Date:  May 13, 1998                   /s/ Todd P. Ware
                                      ------------------------------------------
                                      Todd P. Ware
                                      Vice President and Chief Financial Officer



Date:  May 13, 1998                   /s/ Patrick D. McGonagle
                                      ------------------------------------------
                                      Patrick D. McGonagle
                                      Controller