Form 10-Q
period 1998-06-30
NATIONAL GAS & OIL CO
filed 1998-08-14
CIK 355313

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                         For Quarter Ended JUNE 30, 1998

                          Commission file number 1-8223

                        ---------------------------------


                           NATIONAL GAS & OIL COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          OHIO                                                   31-1004640
------------------------                                     -------------------
(STATE OF INCORPORATION)                                      (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

    1500 GRANVILLE ROAD, NEWARK, OHIO                              43055
----------------------------------------                         ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (740) 344-2102
                                                          --------------


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

                    NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                    -------------------------------------------
                          CONSOLIDATED STATEMENT OF INCOME
                          --------------------------------
                                                      For the three months ended
                                                               June 30,
                                                   -------------------------------
                                                       1998                1997
                                                   -----------         -----------
OPERATING REVENUES:
   Gas sales                                       $ 3,023,521         $ 4,084,301
   Transportation                                    1,179,439           1,210,043
   Oil and gas sales                                 9,502,127           7,236,472
   Propane sales                                         5,053                  --
                                                   -----------         -----------
TOTAL OPERATING REVENUES                            13,710,140          12,530,816
                                                   -----------         -----------

OPERATING EXPENSES:
   Purchases gas - gas sales                         1,472,391           2,022,443
   Purchased gas - oil and gas sales                 8,353,257           5,988,140
   Purchases gas - propane sales                         4,938                  --
   Operation and maintenance                         2,174,813           2,283,938
   Depreciation, depletion and amortization            927,403             916,479
   Taxes other than income                           1,004,734             839,550
                                                   -----------         -----------
TOTAL OPERATING EXPENSES                            13,937,536          12,050,550
                                                   -----------         -----------

OPERATING INCOME                                      (227,396)            480,266
                                                   -----------         -----------

Other income (expense)                                  69,854              (7,192)
Interest expense                                       317,940             254,739
Federal income taxes                                  (214,040)             22,011
                                                   -----------         -----------

NET INCOME                                         $  (261,442)        $   196,324
                                                   ===========         ===========

Net income per share                               $     (0.04)        $      0.03
                                                   ===========         ===========

Average number of shares outstanding                 7,156,913           7,039,367
                                                   ===========         ===========

The per share amounts and the average number of shares outstanding have been restated to reflect the two percent stock dividend issued in December 1997.

The accompanying notes are an integral part of these statements.

                    NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                    -------------------------------------------
                         CONSOLIDATED STATEMENT OF INCOME
                         --------------------------------
                                                      For the six months ended
                                                              June 30,
                                                   ------------------------------
                                                       1998               1997
                                                   -----------        -----------
OPERATING REVENUES:
   Gas sales                                       $13,287,525        $16,410,710
   Transportation                                    3,026,779          2,526,492
   Oil and gas sales                                21,284,000         17,196,409
   Propane sales                                         5,053                 --
                                                   -----------        -----------
TOTAL OPERATING REVENUES                            37,603,357         36,133,611
                                                   -----------        -----------

OPERATING EXPENSES:
   Purchases gas - gas sales                         7,843,616          9,765,193
   Purchased gas - oil and gas sales                19,121,645         14,826,282
   Purchases gas - propane sales                         4,938                 --
   Operation and maintenance                         4,395,656          4,512,639
   Depreciation, depletion and amortization          1,850,647          1,832,958
   Taxes other than income                           2,149,525          2,013,916
                                                   -----------        -----------
TOTAL OPERATING EXPENSES                            35,366,027         32,950,988
                                                   -----------        -----------

OPERATING INCOME                                     2,237,330          3,182,623
                                                   -----------        -----------

Other income                                           118,012            119,247
Interest expense                                       692,687            578,623
Federal income taxes                                   460,550            821,458
                                                   -----------        -----------

NET INCOME                                         $ 1,202,105        $ 1,901,789
                                                   ===========        ===========

Net income per share                               $      0.17        $      0.27
                                                   ===========        ===========

Average number of shares outstanding                 7,156,913          7,039,367
                                                   ===========        ===========

Cash dividends per share                           $      0.06        $      0.06
                                                   ===========        ===========

The per share amounts and the average number of shares outstanding have been restated to reflect the two percent stock dividend issued in December 1997.

The accompanying notes are an integral part of these statements.

                     NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                     -------------------------------------------
                              CONSOLIDATED BALANCE SHEET
                              --------------------------
                                        ASSETS
                                        ------
                                                       June 30,         December 31,
                                                         1998               1997
                                                     -----------        ------------
PROPERTY, PLANT AND EQUIPMENT:
   Gas utility properties                            $71,623,213        $69,940,823
   Less-accumulated depreciation                      23,469,603         22,345,344
                                                     -----------        -----------
                                                      48,153,610         47,595,479

   Oil and gas properties, successful efforts         22,230,634         21,297,126
   Less-accumulated depreciation, depletion
       and amortization                                9,385,145          8,793,454
                                                     -----------        -----------
                                                      12,845,489         12,503,672

   Other, net                                          5,105,040          5,123,982
                                                     -----------        -----------

Total property, plant and equipment                   66,104,139         65,223,133

CURRENT ASSETS:
   Cash and cash equivalents                             361,634            396,301
   Short-term investments                              1,685,119          2,451,049
   Accounts receivable - net                           9,906,850         17,728,315
   Tax refund receivable                                      --             61,727
   Gas in underground storage                          9,744,208          2,660,177
   Materials and supplies, at average cost             1,140,821          1,155,688
   Prepaid taxes                                       1,879,056          3,077,047
   Unrecovered gas cost                                3,724,689          2,703,415
   Other                                                 409,770            637,462
                                                     -----------        -----------

Total current assets                                  28,852,147         30,871,181
                                                     -----------        -----------

OTHER ASSETS:
   Recoverable transition costs                          668,290            591,180
   Other                                                 397,612            436,333
                                                     -----------        -----------

Total other assets                                     1,065,902          1,027,513
                                                     -----------        -----------

TOTAL ASSETS                                         $96,022,188        $97,121,827
                                                     ===========        ===========

The accompanying notes are an integral part of these statements.

                      NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                      -------------------------------------------
                               CONSOLIDATED BALANCE SHEET
                               --------------------------
                             CAPITALIZATION AND LIABILITIES
                             ------------------------------
                                                        June 30,          December 31,
                                                          1998                1997
                                                      -----------         ------------
CAPITALIZATION:
   Shareholder's equity --
     Common stock, $1 par value, authorized           $ 7,363,166         $ 7,363,166
       14,000,000 shares, issued 7,363,166 and
       7,363,166 shares, respectively
     Paid in capital                                   34,283,091          34,283,091
     Retained earnings                                  5,006,247           4,661,973

     Treasury stock, 206,253 shares                    (1,978,437)         (1,978,437)
                                                      -----------         -----------

   TOTAL SHAREHOLDERS' EQUITY                          44,674,067          44,329,793

   Long-term debt                                      10,108,703          11,040,291
                                                      -----------         -----------

TOTAL CAPITALIZATION                                   54,782,770          55,370,084
                                                      -----------         -----------

CURRENT LIABILITIES:
   Current maturities of long-term debt                 1,349,116           1,311,535
   Short-term bank loans                               12,396,525          11,725,000
   Accounts payable                                     7,730,987           8,151,179
   Accrued income and other taxes                       2,262,637           5,338,509
   LIFO inventory reserve                                 432,156                  --
   Other                                                3,627,185           2,222,680
                                                      -----------         -----------

TOTAL CURRENT LIABILITIES                              27,798,606          28,748,903
                                                      -----------         -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Federal income taxes                                 8,818,671           8,803,252
   Investment tax credits                                 839,478             888,420
   Accrued transition costs                               845,937             748,330
   Health care and other                                2,936,726           2,562,838
                                                      -----------         -----------

TOTAL DEFFERED CREDITS AND OTHER LIABILITIES           13,440,812          13,002,840
                                                      -----------         -----------

TOTAL CAPITALIZATION AND LIABILITIES                  $96,022,188         $97,121,827
                                                      ===========         ===========

The accompanying notes are an integral part of these statements.

                                      NATIONAL GAS & OIL COMPANY AND SUBSIDIARIES
                                      -------------------------------------------
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                         ------------------------------------
                                                                                         For the six months ended
                                                                                                 June 30,
                                                                                         1998                1997
                                                                                     -----------         -----------
CASH FLOW FORM OPERATING ACTIVITIES:
   Net income                                                                        $ 1,202,105         $ 1,901,789
   Reconciliation of net income to net cash provided by operating activities:
        Depreciation, depletion and amortization                                       1,850,647           1,832,958
        Deferred income taxes                                                             15,419            (639,207)
        Other, net                                                                        22,391              11,288

   Changes in assets and liabilities:
      Short-term investments                                                             765,930           1,013,990
      Accounts receivable                                                              7,821,465           6,619,145
      Tax refund receivable                                                               61,727           1,400,000
      Gas in underground storage                                                      (6,651,875)            751,087
      Materials and supplies                                                              14,867            (277,893)
      Deferred gas cost                                                               (1,021,274)            777,963
      Accounts payable                                                                  (420,192)         (4,667,277)
      Prepaid and accrued taxes                                                       (1,877,881)         (1,858,471)
      Other, net                                                                       2,080,304             418,463
                                                                                     -----------         -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                       3,863,633           7,283,835
                                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (2,820,913)         (3,311,860)
   Net (salvage) proceeds from retirements                                                 2,926              20,683
                                                                                     -----------         -----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                      (2,817,987)         (3,291,177)
                                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of shares for treasury                                                            --            (218,815)
   Payments of long-term debt                                                           (894,007)           (902,891)
   Net proceeds from/(payment on) short-term bank loans                                  671,525          (2,775,000)
   Dividends paid                                                                       (857,831)           (845,898)
                                                                                     -----------         -----------
Net cash provided by (used in)
   financing activities                                                               (1,080,313)         (4,742,604)
                                                                                     -----------         -----------
Net increase (decrease) in cash
   and cash equivalents                                                                  (34,667)           (749,946)

Cash and cash equivalents at beginning of period                                         396,301             918,338
                                                                                     -----------         -----------

Cash and cash equivalents at end of period                                           $   361,634         $   168,392
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

                           NATIONAL GAS & OIL COMPANY
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. The accompanying consolidated balance sheet, related statement of cash flows and the comparative income statement have been prepared by National Gas & Oil Company (the Company) without audit by independent accountants. In the opinion of the Company, all adjustments necessary for a fair presentation of its consolidated results of operation at June 30, 1998 and 1997 have been included, and were normal recurring adjustments.

2. Gas in underground storage under the LIFO method is determined using calendar year-end quantities and costs. LIFO inventory is estimated at interim periods. At June 30, 1998, gas in underground storage decreased 192,173 Mcf from December 31, 1997, due to the seasonal nature of the Company's business. That nature is injecting natural gas into underground storage in the summer and withdrawing the gas in the winter during high demand periods. The reserve for LIFO inventory of $432,156 is the difference between the cost to replace this temporary reduction and the LIFO cost assigned to these volumes.

3. Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:

                                       Six months ended June 30,
                                                 1998                 1997
                                                 ----                 ----

              Income taxes                     $550,000             $850,000
              Interest                         $647,474             $672,776

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

                  Consolidated revenue of $13,710,000 in the second quarter of 1998 increased by nine percent from second quarter 1997 consolidated revenue. The change in revenue can be attributed to increased sales by the oil and gas segment of the Company during the second quarter of 1998.

                  Net loss in the second quarter of 1998 amounted to $261,000, a decrease of $457,000 or 233 percent from the second quarter of 1997. The decrease is directly associated with the gas sales activities.

Gas Sales and Transportation
----------------------------

                  Operating revenues associated with this segment of the business decreased by $1,056,000 or 26 percent in the second quarter of 1998 as compared to the second quarter of 1997. This decrease is attributed to the decreased volume of gas sold in both the gas sales and transportation segments for the second quarter.

                  Net income of the gas sales and transportation segment during the second quarter decreased $397,000 as compared to net income in the second quarter of 1997.

                  The gas sales and transportation segment is regulated by the Public Utilities Commission of Ohio (PUCO). Every two years, the segment is audited to ensure compliance with the applicable PUCO tariffs and rules. In 1998, the PUCO will finalize a two year management audit for the period September 1994 through August 1996 of the Company's gas procurement practices. In 1997, the staff of the PUCO issued an initial report suggesting that National Gas refund approximately two million dollars to its customers. The Company believes no refunds are due. National Gas and the PUCO staff are presently working together to resolve the issues raised by the report. If these issues are not resolved, a hearing to determine the facts will be held at a later date with a decision to be made by a Administrative Law Judge and the PUCO, subject to further appeal to the Ohio Supreme Court. At this time, management cannot determine the ultimate outcome of these proceedings. Any amounts ultimately disallowed may reduce earnings in the year a final order is issued and agreed upon.

                  Volumes of gas sold and transported to various customer classes for the second three months decreased by 10 percent over the second three months of 1997.


                                     Three months ended June 30,
    Gas Throughput (Mcf)                1998             1997
    --------------------             ---------        ---------
    Gas sales:
       Industrial                        8,893           12,058
       Residential                     317,796          407,314
       Commercial                      105,687          149,422
                                     ---------        ---------
           Subtotal                    432,376          568,794
    Transportation                   1,720,570        1,812,469
                                     ---------        ---------
    Total                            2,152,946        2,381,263
                                     =========        =========


    Degree Days                         1998             1997
    -----------                      ---------        ---------
    1st Quarter                          2,225            2,639
    2nd Quarter                            465              823
                                     ---------        ---------
    Total                                2,690            3,462
                                     =========        =========

                  Degree days of 2,690 for the first six months of 1998 have decreased 22 percent from the respective period in 1997. This degree day figure is 28 percent below the 30 year average of 3,740 and 18 percent warmer than the next warmest year of 3,293 in 1973.

                  Operation and maintenance expenditures have decreased five percent during the second quarter as compared to the second quarter of 1997 primarily due to decreased maintenance costs.

Oil and Gas Sales
-----------------

                  Operating revenues from the oil and gas sales segment increased $2,266,000 in the second quarter of 1998 as compared to the second quarter of 1997. The increase is due to a 32 percent increase in gas marketing sales by NGO Development as a result of higher volumes sold. Operating expenses for this business segment have increased by 33 percent primarily due to higher purchased gas.

                  Net income of the oil and gas sales segment during the second quarter of 1998 decreased $35,000 as compared to net income with the second quarter of 1997.

General
-------

                  The second quarter 1998 increase in interest expense as compared to the second quarter 1997 is the result of increased short-term borrowing by National Gas and NGO Development.

                  General taxes increased during the comparative periods primarily due to an increase in real and personal property taxes on National Gas.

Federal Income Taxes
--------------------

                  The change in federal income tax expense for the quarter reflects the changes in taxable income for the consolidated companies.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Capital Resources
-----------------

                  The primary sources and uses of cash during the six month period ending June 30, are summarized in the following condensed cash flow statement:

                                    Sources & Uses of Cash
                                                                 1998                1997
                                                             -----------         -----------
Provided by operating activities                             $ 3,863,633         $ 7,283,835
Capital expenditures, net of salvage                          (2,817,987)         (3,291,177)
Net borrowings under short term bank loans                      (222,482)         (3,677,891)
Purchase of shares for treasury                                        0            (218,815)
Common dividends                                                (857,831)           (845,898)
                                                             -----------         -----------
Net increase (decrease) in cash and cash equivalents         $   (34,667)        $  (749,946)
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

Capital Expenditures
--------------------

                  In the second quarter of 1998 the gas sales and transportation segment accounted for 72 percent of the total capital expenditures. The funds were expended primarily for expansion and upgrading of existing pipeline systems. The oil and gas sales segment accounted for 19 percent which was primarily used for the development and/or completion of various interest in oil and gas wells. The propane segment accounted for a nine percent which was primarily used for the start-up expenditures and the purchase of vehicles.

                  Capital expenditures vary significantly by quarter. The Company estimates that normal capital expenditures in 1998 to support existing operations will be approximately $4,000,000. The construction and drilling programs are continually evaluated and actual expenditures may be more or less.

Financing and Liquidity
-----------------------

                  The Company continually assesses various alternatives for expanding its business, including the acquisition of other business entities.

                  As of June 30, 1998, the Company and its subsidiaries had short-term lines of credit with various banks. The upper limit on short-term borrowing imposed by the Board of Directors is in the process of being increased from $10,000,000 to $18,000,000. The terms of each borrowing under the lines of credit are negotiated at the time the funds are requested with interest rates ranging from 6.625% to 8.50%. During the second quarter, the Company utilized these credit lines and as of June 30, 1998, $11,500,000 of short-term loans were outstanding. Additionally, there was a cash overdraft of $896,525. These funds were used by National Gas and NGO Development to satisfy seasonal working capital requirements. The Company anticipates that it will utilize its credit lines for additional funds during the third and fourth quarters of 1998.

                  Additionally, the Company and all of its subsidiaries, except National Gas, have a $3 million revolving line of credit which expires in July 1999. This committed credit line is unsecured and may be utilized by any of the subsidiaries, except National Gas. NGO Development had $3,000,000 outstanding at December 31, 1997, and at June 30, 1998.

                  The Company is not aware of any material events or uncertainties, which would materially limit or restrict its ability to secure additional funds from external sources in either the debt or equity markets.

Dividends
---------

                  The Company paid cash dividends of $858,898 and $845,898 during the six months ended June 30, 1998 and 1997, respectively. Presently, there are no restrictions on the payment of dividends, as long as the Company is not in default of the terms in its long-term loans. Dividend policy is established by the Company's Board of Directors. The Board's decision takes into consideration results of operations and retained earnings of the Company. There are currently no restrictions on the present ability to pay such dividends.

Effects of Inflation
--------------------

                  All of the Company's long-term bank loans accrue interest at a fluctuating rate equal to either the bank's prime rate or to a rate tied to the London Interbank Offered Rate (LIBOR). Because of the fluctuating rate, the Company is exposed to increases in interest expense should rates increase due to inflation.

Year 2000
---------

                  The Company has recently replaced its financial and customer information systems with new software packages, which are compliant with Year 2000 requirements. The Company is reviewing its remaining non-critical computer applications. Certain hand-held customer meter reading devices will have to be replaced by 2000, but this capital expenditure is not significant.

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

Item 1.           Legal Proceedings.
                      None.

Item 2.           Changes in Securities.
                      None.

Item 3.           Default upon Senior Securities.
                      None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The 1997 Annual Meeting of Shareholders was held on May 21, 1998, at Newark, Ohio. There were 6,079,720 shares (84.9%) represented at the meeting. The following persons were elected as Directors for a term of three years: David C. Easley (6,049,102), Patrick J. McGonagle (6,025,821) and Graham R. Robb (6,042,459).

                  The shareholders further voted in favor of a motion to ratify the appointment of Price Waterhouse LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 1998. There were 6,056,347 (84.6%) votes cast in favor, 7,421 (0.1%) against and 15,952 (0.2%)
                  abstaining.

Item 5.           Other Information.
                      None.

Item 6.           Exhibits and Reports on Form 8-K.
                      None.

                                                                       FORM 10-Q
                                                                   QUARTER ENDED
                                                                   JUNE 30, 1998
                                                                   -------------


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


                                      NATIONAL GAS & OIL COMPANY
                                      --------------------------
                                             (Registrant)

Date:  August 13, 1998                /s/ Todd P. Ware
                                      ------------------------------------------
                                      Todd P. Ware
                                      Vice President and Chief Financial Officer


Date:  August 13, 1998                /s/ Patrick D. McGonagle
                                      ------------------------------------------
                                      Patrick D. McGonagle
                                      Controller